Form 10-Q
period 1994-06-30
JETSTREAM II L P
filed 1994-08-12
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-16838


                               JETSTREAM II, L.P.

             (Exact name of registrant as specified in its charter)




        Delaware                                             84-1068932
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                            identification No.)


3 World Financial Center, New York, NY                         10285
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
               (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



Balance Sheets

                                           June 30,            December 31,
Assets                                        1994                    1993

Aircraft, at adjusted cost            $ 28,843,000            $ 28,843,000
Less-accumulated depreciation           (2,725,872)                    ---

                                        26,117,128              28,843,000

Cash and cash equivalents                1,597,954               1,104,004
Restricted cash                          2,587,174               3,639,699
Interest receivable                            971                   9,769
Loan receivable                            295,433                     ---
Prepaid expenses                               ---                  22,074

Total Assets                          $ 30,598,660            $ 33,618,546


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses $  248,298              $  198,094
  Maintenance payable                          ---                 750,000
  Distribution payable                   1,397,954                 904,004
  Deferred revenue                         400,833                 315,500

    Total Liabilities                    2,047,085               2,167,598

Partners' Capital (Deficit):
  General Partners                        (680,994)               (652,000)
  Limited Partners                      29,232,569              32,102,948

    Total Partners' Capital             28,551,575              31,450,948

    Total Liabilities and
    Partners' Capital                 $ 30,598,660            $ 33,618,546



Statements of Operations

                               Three months ended          Six months ended
                                    June 30,                   June 30,
Income                         1994          1993          1994        1993

Rental                  $ 1,500,000   $ 1,326,721   $ 2,554,667  $ 2,990,882
Other                           ---           ---         2,419          ---
Interest                     23,667        39,637        55,802       65,535

  Total Income            1,523,667     1,366,358     2,612,888    3,056,417

Expenses

Depreciation              1,362,936     1,495,095     2,725,872    2,990,190
Management fees             125,641        87,306       225,258      207,568
General and administrative   40,503        47,558       108,567      103,242
Operating                     8,857        17,112        42,978       18,830

  Total Expenses          1,537,937     1,647,071     3,102,675    3,319,830

    Net Income (Loss)    $  (14,270)   $ (280,713)   $ (489,787)  $ (263,413)

Net Income (Loss) Allocated:

To the General Partners  $     (143)   $   (2,807)  $    (4,898)  $   (2,634)
To the Limited Partners     (14,127)     (277,906)     (484,889)    (260,779)

                         $  (14,270)   $ (280,713)  $  (489,787)  $ (263,413)

Per limited partnership unit
 (4,837,505 outstanding)     $ 0.00       $ (0.06)      $ (0.10)     $ (0.05)





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1994

                                      Limited        General          Total
                                     Partners'      Partners'      Partners'
                                      Capital       (Deficit)       Capital

Balance at December 31, 1993      $32,102,948     $ (652,000)   $31,450,948
Net Loss                             (484,889)        (4,898)      (489,787)
Cash distributions                 (2,385,490)       (24,096)    (2,409,586)

Balance at June 30, 1994          $29,232,569     $ (680,994)   $28,551,575




Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                 1994             1993

Net loss                                       $  (489,787)     $  (263,413)
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
  Depreciation                                   2,725,872        2,990,190
  Restricted cash                                1,052,525        1,375,000
Increase (decrease) in cash arising from
changes in operating assets and liabilities:
  Interest receivable                                8,798           (4,792)
  Prepaid expenses                                  22,074          (40,830)
  Accounts payable and accrued expenses             50,204          (63,977)
  Maintenance payable                             (750,000)             ---
  Deferred revenue                                  85,333         (168,720)

Net cash provided by operating activities        2,705,019        3,823,458

Cash Flows from Investing Activities:

  Loan receivable                                 (295,433)             ---

Net cash used by investing activities             (295,433)             ---

Cash Flows from Financing Activities:

  Cash distributions                            (1,915,636)      (3,542,617)

Net cash used for financing activities          (1,915,636)      (3,542,617)

Net increase in cash and cash equivalents          493,950          280,841
Cash and cash equivalents at
beginning of period                              1,104,004        2,451,617

Cash and cash equivalents at end of period     $ 1,597,954      $ 2,732,458




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1993, and material contingencies exist that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


(1) On February 9, 1994, Continental entered into a new lease agreement. The agreement between Continental and the Partnership provides for Continental to lease the plane for a term of four years. Effective March 15, 1994, Continental shall pay $180,000 per month in advance. In addition, the Partnership made a one-time payment of $750,000 in March 1994 to perform various maintenance work on the plane. Also, the Partnership has agreed to provide up to $600,000 of financing to Continental to perform modification work on the aircraft including advanced avionics, interior furnishings and exterior paint. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525.

(2) The current lease agreement with Delta for the Partnership's 737-200 advanced aircraft was scheduled to expire in December 1994. However, in early May 1994, Delta exercised its option to extend the lease for a term of two years from the previous expiration date, with the remaining terms of the lease unchanged.



Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1994, the Partnership had all of its eight aircraft on lease. There were three aircraft on lease to Northwest Airlines, Inc. ("Northwest"), three aircraft on lease to Trans World Airlines Inc. ("TWA"), one aircraft on lease to Delta Air Lines, Inc. ("Delta") and one aircraft on lease to Continental Airlines ("Continental"). In early May 1994, Delta exercised its option to extend the lease for the Partnership's 737-200 advanced aircraft for a term of two years from the previous expiration date in December 1994, with the remaining terms of the lease unchanged. At June 30, 1994, all airlines were current on their lease obligations.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent.

The Partnership is faced with an increasingly competitive environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended. The General Partners are currently attempting to negotiate lease extensions or renewals for the Partnership's three 727-200 aircraft on lease to TWA, the leases for which expire on September 30, 1994 (two aircraft) and October 31, 1994 (one aircraft). The General Partners anticipate that, even if the leases for these three aircraft are renewed or extended, it will result in a decline in the Partnership's cash flow. If efforts to negotiate a lease renewal or extension with TWA are unsuccessful, the General Partners believe it will be very difficult to re-lease the aircraft to another airline. In the event that efforts to re-lease the aircraft are ultimately unsuccessful, the General Partners will evaluate the potential sale of the aircraft. In addition, the leases for the Partnership's three DC-9-30 aircraft currently on lease to Northwest are scheduled to expire on January 31, 1995 (two aircraft) and April 21, 1995 (one aircraft). While the General Partners plan to commence discussions with Northwest to negotiate lease extensions or renewals, there can be no assurances that any of the expiring leases will be renewed or extended.

At June 30, 1994, the Partnership had cash and cash equivalents of $1,597,954 as compared to $1,104,004 at December 31, 1993. The $493,950 increase in cash and cash equivalents is attributable to cash generated from operations being in excess of the payment of cash distributions. The Partnership's restricted cash totalled $2,587,174 at June 30, 1994, compared to $3,639,699 at December 31, 1993. The $1,052,525 decrease is due to: (i) $750,000 paid to Continental in March 1994 in accordance with their new lease agreement; and (ii) $302,525 loaned to Continental on June 7, 1994 pursuant to the terms of the lease agreement discussed above. The Partnership's restricted cash is comprised of:
(i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and
(ii) $1,837,174 and $2,889,699 of aircraft maintenance reserves, at June 30, 1994 and December 31, 1993, respectively. At December 31, 1993, $750,000 of the aircraft maintenance reserves were also reflected as a liability under "maintenance payable."

On April 29, 1994, the Partnership paid a cash distribution to the Unitholders for the period from January 1, 1994 to March 31, 1994, in the amount of $1,011,321, which represents approximately $.21 per Unit. At June 30, 1994, the Partnership had a distribution payable of $1,397,954 or approximately $.29 per Unit. This amount reflects the 1994 second quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on July 29, 1994. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At June 30, 1994, deferred revenue totalled $400,833 as compared to $315,500 at December 31, 1993. The increase is attributable to the new lease agreement with Continental.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The majority of the balance of the Partnership's revenue consisted of interest income from short-term investments.

For the three months ended June 30, 1994, the Partnership reported a net loss of $14,270 as compared to a net loss of $280,713 for the corresponding period in 1993. The decrease in net loss is primarily attributable to the re-leasing of the Partnership's MD-80 Series aircraft to Continental and to a decrease in depreciation. For the six months ended June 30, 1994, the Partnership reported a net loss of $489,787 as compared to a net loss of $263,413 for the corresponding period in 1993. The increase in net loss is primarily attributable to lower rental income from the Partnership's operating leases.

Rental income for the three and six months ended June 30, 1994, was $1,500,000 and $2,554,667, respectively, as compared to $1,326,721 and $2,990,882, respectively, for the corresponding periods in 1993. The increase for the three month period is the result of Continental re-leasing the MD-80 Series aircraft. The decrease in the six month period is primarily the result of TWA and Northwest paying lower rental rates pursuant to the airlines' amended lease agreements.

Interest income for the three and six months ended June 30, 1994, was $23,667 and $55,802, respectively, as compared to $39,637 and $65,535 respectively, for the corresponding periods in 1993. The decrease is due to lower cash balances maintained by the Partnership during the six months ended June 30, 1994 as compared to the same period in 1993.

Depreciation for the three and six months ended June 30, 1994 was $1,362,936 and $2,725,872, respectively, as compared to $1,495,095 and $2,990,190, respectively, for the corresponding periods in 1993. The decrease is due to the write-down of the value of the Partnership's aircraft in December 1993.

Management fees for the three and six months ended June 30, 1994, were $125,641 and $225,258, respectively, as compared to $87,306 and $207,568, respectively, for the corresponding periods in 1993. Management fees are based on rental income and operating cash flow. The increases for the three and six month periods are the result of the re-leasing of the three 727-200 aircraft to TWA in August 1993 and the MD-80 Series aircraft to Continental in March 1994.

General and administrative expenses for the three and six months ended June 30, 1994, were $40,503 and $108,567, respectively, as compared to $47,558 and $103,242, respectively, for the corresponding periods in 1993. The decrease for the three month period is mainly due to a reduction in legal costs. The increase for the six month period is primarily due to higher legal and postage fees.

Operating expenses for the three and six months ended June 30, 1994, were $8,857 and $42,978, respectively, as compared to $17,112 and $18,830, respectively, for the corresponding periods in 1993. The differences are due to the timing of billing of costs associated with the MD-80 Series aircraft as it was put in storage in May 1993 and later re-leased to Continental as of March 15, 1994. The 1993 costs were mainly for insurance, storage and maintenance, while the 1994 costs also include consulting and documentation to prepare the aircraft for re-leasing.





PART II	OTHER INFORMATION


Items 1-4  Not applicable

Item 5     Other information.

           Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock.
           As a result of this transaction, the Jet Aircraft Leasing Inc. General Partner, is no longer an affiliate of American Express.
           This change is not expected to have any impact on the Partnership.

Item 6     Exhibits and reports on Form 8-K.

           (a)     Exhibits - None

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					JETSTREAM II, L.P.

				BY:	JET AIRCRAFT LEASING INC.
					Administrative General Partner



Date:       August 12, 1994
                                BY:          /s/ Moshe Braver
                                Title:           Director and President



Date:       August 12, 1994
                                BY:          /s/ Daniel M. Palmier
                                Title:           Vice President and
                                                 Chief Financial Officer