Form 10-Q
period 1994-09-30
JETSTREAM II L P
filed 1994-11-14
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1994


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



Balance Sheets
                                                September 30,     December 31,
Assets                                                  1994             1993

Aircraft, at cost                                $28,843,000      $28,843,000
Less-accumulated depreciation                     (4,088,808)            ----
                                                  24,754,192       28,843,000

Cash and cash equivalents                          1,363,783        1,104,004
Restricted cash                                    2,587,174        3,639,699
Interest receivable                                      915            9,769
Loan receivable                                      278,406             ----
Prepaid expenses                                        ----           22,074

    Total Assets                                 $28,984,470      $33,618,546


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses          $   246,215      $   198,094
  Maintenance payable                                   ----          750,000
  Distribution payable                             1,163,783          904,004
  Deferred revenue                                   200,833          315,500

    Total Liabilities                              1,610,831        2,167,598

Partners' Capital (Deficit):
  General Partners                                  (692,773)        (652,000)
  Limited Partners (4,837,505 units outstanding)  28,066,412       32,102,948

     Total Partners' Capital                      27,373,639       31,450,948

     Total Liabilities and Partners' Capital     $28,984,470      $33,618,546


Statements of Operations

                               Three months ended          Nine months ended
                                  September 30,               September 30,
Income                        1994           1993          1994          1993

Rental                  $1,500,000     $1,111,000    $4,054,667    $4,101,882
Interest                    26,090         48,420        81,892       113,955
Other                        3,300           ----         5,719          ----

    Total Income         1,529,390      1,159,420     4,142,278     4,215,837

Expenses

Depreciation
  and amortization       1,362,936      1,495,095     4,088,808     4,485,285
Management fees            128,897         88,267       354,155       295,835
General and
  administrative            48,872         50,106       157,439       153,348
Operating                    2,838         41,222        45,816        60,052

    Total Expenses       1,543,543      1,674,690     4,646,218     4,994,520

      Net Loss          $  (14,153)    $ (515,270)   $ (503,940)   $ (778,683)

Net Loss Allocated:

To the General Partners $     (141)    $   (5,153)   $   (5,039)   $   (7,787)
To the Limited Partners    (14,012)      (510,117)     (498,901)     (770,896)
                        $  (14,153)    $ (515,270)   $ (503,940)   $ (778,683)

Per limited partnership unit
  (4,837,505 outstanding)   $(0.00)        $(0.11)       $(0.10)       $(0.16)


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1994

                                     Limited          General           Total
                                    Partners'        Partners'       Partners'
                                     Capital         (Deficit)        Capital

Balance at December 31, 1993     $32,102,948      $  (652,000)    $31,450,948
Net Loss                            (498,901)          (5,039)       (503,940)
Cash distributions                (3,537,635)         (35,734)     (3,573,369)

Balance at September 30, 1994    $28,066,412       $ (692,773)    $27,373,639


Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                    1994             1993

Net loss                                          $  (503,940)     $  (778,683)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                     4,088,808        4,485,285
  Restricted Cash                                   1,052,525        1,375,000
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Interest receivable                                 8,854           (2,157)
    Prepaid expenses                                   22,074          (34,237)
    Accounts payable and accrued expenses              48,121          (99,033)
    Deferred revenue                                 (114,667)        (258,720)
    Maintenance payable                              (750,000)            ----

Net cash provided by operating activities           3,851,775        4,687,455

Cash Flows from Investing Activities:

        Loan Receivable                              (278,406)            ----

Net cash used for investing activities               (278,406)            ----

Cash Flows from Financing Activities:

  Cash distributions                               (3,313,590)      (6,075,075)

Net cash used for financing activities             (3,313,590)      (6,075,075)

Net increase (decrease) in cash and cash equivalents  259,779       (1,387,620)
Cash and cash equivalents at beginning of period    1,104,004        2,451,617

Cash and cash equivalents at end of period        $ 1,363,783      $ 1,063,997


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

(3) The lease agreements with TWA for the Partnership's three 727-200 aircraft were scheduled to expire on September 30, 1994 (two aircraft) and October 31, 1994 (one aircraft). TWA agreed to extend the lease on one of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the aircraft on a month to month basis. The leases for the two remaining aircraft were extended on a short-term basis. One of the leases expired on October 31, 1994 and the aircraft was recently returned to the Partnership. TWA will also return the third aircraft soon after the expiration of its lease in mid-December 1994. Each of the recent lease extensions with TWA were at a monthly lease rate of $32,500 per aircraft, representing a decline from the prior monthly rate of $40,000 per aircraft.


Part I, Item 2.  Management's Discussion and Analysis of Financial Conditions
                 and Results of Operations

Liquidity and Capital Resources

As of September 30, 1994, the Partnership had all of its eight aircraft on lease. There were three aircraft on lease to Northwest Airlines, Inc. ("Northwest"), three aircraft on lease to Trans World Airlines Inc. ("TWA"), one aircraft on lease to Delta Air Lines, Inc. ("Delta") and one aircraft on lease to Continental Airlines ("Continental"). At September 30, 1994, all airlines were current on their lease obligations. The lease agreements with TWA for the Partnership's three 727-200 aircraft were scheduled to expire on September 30, 1994 (two aircraft) and October 31, 1994 (one aircraft). TWA agreed to extend the lease on one of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the aircraft on a month to month basis. The leases for the two remaining aircraft were extended on a short-term basis. One of the leases expired on October 31, 1994 and the aircraft was recently returned to the Partnership. TWA will also return the third aircraft soon after the expiration of its lease in mid-December 1994. Each of the recent lease extensions with TWA were at a monthly lease rate of $32,500 per aircraft, representing a decline from the prior monthly rate of $40,000 per aircraft.
The General Partners are currently exploring the potential of re-leasing the idle 727-200 aircraft with another airline and will also seek to re-lease the aircraft which will be returned to the Partnership in December 1994. In the event that such efforts are unsuccessful, the General Partners will pursue a sale of both aircraft.

The leases with Northwest for the Partnership's three DC-9-30 aircraft were previously scheduled to expire on January 31, 1995 (two aircraft) and April 21, 1995 (one aircraft). The General Partners recently reached an agreement with Northwest to extend each of the leases for a term of one year. Under the terms of the extensions, Northwest will continue to make monthly lease payments to the Partnership of $35,000 per aircraft.

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

The Partnership is faced with a competitive and weakened environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

At September 30, 1994, the Partnership had cash and cash equivalents of $1,363,783 as compared to $1,104,004 at December 31, 1993. The $259,779 increase in cash and cash equivalents is mainly attributable to cash generated from operations being in excess of the payment of cash distributions. The Partnership's restricted cash totalled $2,587,174 at September 30, 1994, compared to $3,639,699 at December 31, 1993. The $1,052,525 decrease is due to: (i) a $750,000 payment to Continental in February 1994; and (ii) the $302,525 loan to Continental on June 7, 1994, in accordance with their new lease agreement. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and
(ii) $1,837,174 and $2,889,699 of aircraft maintenance reserves at September 30, 1994 and December 31, 1993, respectively. At December 31, 1993, $750,000 of the aircraft maintenance reserves were also reflected as a liability under "maintenance payable".

On July 29, 1994, the Partnership paid distributions to the Unitholders for the period from April 1, 1994 to June 30, 1994, in the amount of $1,397,954 or approximately $.29 per Unit. At September 30, 1994, the Partnership had distributions payable in the amount of $1,163,783 or approximately $.24 per Unit. This amount reflects the 1994 third quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on November 2, 1994. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At September 30, 1994, deferred revenue totalled $200,833 as compared to $315,500 at December 31, 1993. The decrease is attributable to the timing of lease payments made to the Partnership by TWA.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted mainly of interest income.

For the three and nine months ended September 30, 1994, the Partnership reported a net loss of $14,153 and $503,940, respectively, as compared to a net loss of $515,270 and $778,683, respectively, for the corresponding periods in 1993. The decreases in the Partnership's net loss are primarily attributable to the re-leasing of the Partnership's MD-80 Series aircraft to Continental airlines and a decrease in depreciation and amortization.

Rental income for the three and nine months ended September 30, 1994, was $1,500,000 and $4,054,667, respectively, as compared to $1,111,000 and
$4,101,882, respectively, for the corresponding periods in 1993. The increase for the three month period is the result of Continental re-leasing the MD-80 Series aircraft. The decrease in the nine month period is the result of TWA and Northwest paying lower rental rates pursuant to the airlines' amended lease agreements. The decrease is partially offset by the new lease agreement with Continental.

Interest income for the three and nine months ended September 30, 1994, was $26,090 and $81,892, respectively, as compared to $48,420 and $113,955 respectively, for the corresponding periods in 1993. The decreases are due to lower cash balances maintained by the Partnership during the first nine months of 1994, as compared to the same period in 1993. This decrease is partially offset by interest income earned on the financing provided to Continental.

Depreciation and amortization for the three and nine months ended September 30, 1994 was $1,362,936 and $4,088,808, respectively, as compared to $1,495,095 and
$4,485,285, respectively, for the corresponding periods in 1993. The decreases are due to the write-down of the value of the Partnership's aircraft in December 1993.

Management fees for the three and nine months ended September 30, 1994, were $128,897 and $354,155, respectively, as compared to $88,267 and $295,835, respectively, for the corresponding periods in 1993. Management fees are based on rental income and operating cash flow. The increases for the three and nine month periods are primarily the result of the recent lease agreement with Continental.

Operating expenses for the three and nine months ended September 30, 1994, were $2,838 and $45,816, respectively, as compared to $41,222 and $60,052, respectively, for the corresponding periods in 1993. The differences are due to the timing of billing of costs associated with the MD-80 Series aircraft as it was put in storage in May 1993 and later re-leased to Continental in March 1994. The 1993 costs were mainly for insurance, storage and maintenance, while the 1994 costs also include consulting and documentation to prepare the aircraft for re-leasing.


PART II         OTHER INFORMATION

Items 1-5       Not applicable

Item 6		Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					JETSTREAM II, L.P.

				BY:	JET AIRCRAFT LEASING INC.
					Administrative General Partner



Date: November 14, 1994         BY:           /s/ Moshe Braver
                                Name:             Moshe Braver
                                Title:            Director and President



Date: November 14, 1994
                                BY:           /s/ Daniel M. Palmier
                                Name:             Daniel M. Palmier
                                Title:            Vice President and
                                                  Chief Financial Officer