Form 10-K
JETSTREAM II L P
filed 1995-03-30
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1994 or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the transition period from to

Commission file number:  0-16838


                               JETSTREAM II, L.P.
              Exact name of registrant as specified in its charter


Delaware                                      84-1068932
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York       10285
Address of principal executive offices                         Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	LIMITED PARTNERSHIP DEPOSITARY UNITS (the "Units")
	LIMITED PARTNERSHIP INTERESTS (underlying the Units)
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable

	DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus of the registrant dated November 10, 1987, as filed pursuant to rule 424(c) of the Securities Act of 1933, as amended, is incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K.

Annual Report to Unitholders for the year ended December 31, 1994 (Portions of Parts I, II, III & IV).

PART I

Item 1.  Business

General
JetStream II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on October 15, 1987. The general partners of the Partnership (the "General Partners") are CIS Aircraft Partners, Inc., the Managing General Partner ("CAP"), a Delaware corporation that is an affiliate of Continental Information Systems Corporation, and Jet Aircraft Leasing Inc., the Administrative General Partner, a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman") (See Item 10).

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). For a description of the investments in the Aircraft, please refer to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14 and incorporated herein by reference.

On November 10, 1987, the Partnership commenced an offering (the "Offering") on a "best efforts basis" of $96,750,000 of limited partnership depositary units ("Units"). The closing of the offering occurred on February 24, 1988, with a total of 4,837,505 Units being sold at a price of $20.00 per Unit, for a total of approximately $96,750,000 of Units. The net proceeds of the offering after payment of offering and organization costs and acquisition fees aggregated $85,938,000.

Narrative Description of Business
The Partnership is engaged in the business of managing a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers. The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2027. The Partnership may reinvest the proceeds of sales of Aircraft occurring prior to February 24, 1999; thereafter, the net proceeds of sales of Aircraft will be distributed to the partners, after deductions of amounts necessary for working capital and certain reserves.

The Partnership's investment objectives are to:

        (1) generate quarterly cash distributions to holders of Units (the "Unitholders"), substantially tax-sheltered during the initial years of the Partnership's operations, initially at a rate of approximately 12%, subject to conditions stated in the prospectus pursuant to which the Units were offered and sold (the "Prospectus"), dated November 10, 1987;

        (2)     preserve and protect the value of the Partnership's assets.

The following table describes the Partnership's portfolio of Aircraft as of December 31, 1994. This table provides certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircrafts' usage, age and lease rate, the credit worthiness of the lessee, government noise regulation and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for a discussion of the lease terms for each Aircraft. Reference is also made to page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for an overview of the aircraft leasing industry.

                                                         Estimated                                Cumulative      Cumulative
Aircraft Model             Acquisition     Net Book      Market      Lease         Noise          Flight          Flight
Year Delivered Lessee      Cost(1)         Value(2)      Value(3)    Expiration(4) Compliance     Cycles(5)       Hours(5)

B-727-200      N/A(6)      $5,451,231      $491,504      $500,000    N/A           Stage 2        44,170          64,910
1969

B-727-200      N/A(6)      $5,451,231      $491,504      $500,000    N/A           Stage 2        44,050          64,940
1969

B-727-200      TWA         $5,451,231      $507,496      $500,000    4/30/95       Stage 2        42,210          62,540
1969

DC-9-30        Northwst    $7,230,460      $1,519,996  $1,600,000    4/21/96       Stage 2        55,960          56,530
1968

DC-9-30        Northwst    $7,230,460      $1,519,996  $1,600,000    1/31/96       Stage 2        72,310          66,750
1970

DC-9-30        Northwst    $7,230,461      $1,519,996  $1,600,000    1/31/96       Stage 2        59,430          54,660
1970

MD-80 Series   Continentl $27,313,020     $13,090,212 $17,500,000    3/15/98       Stage 3        12,120          24,020
1986

B-737-200 ADV   Delta     $14,380,390      $4,250,552  $4,500,000   12/15/96       Stage 2        31,300          49,200
1979

TOTALS                    $79,738,484     $23,391,256 $28,300,000

NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2) At December 31, 1994, the total net book value includes a $15,551,276 decrease from the net book value at December 31, 1992, primarily as a result of the General Partners' decision to write down such value. It is the General Partners' belief that the highly competitive and weakened conditions in the airline industry have had a significant and negative impact on the aircraft leasing industry and on the residual value of the Partnership's fleet of Aircraft. It is also the General Partners' belief that the total value has declined substantially.

(3) Estimated market values for the Aircraft are based upon several factors including independent appraisals, third party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the lessees. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market shown above upon the sale of any of the Aircraft.

(4)	Lease expiration dates do not include renewal options.

(5)	As of February 2, 1995.

(6) Trans World Airlines returned these aircraft to the Partnership subsequent to their respective lease expirations on October 31, 1994 and December 19, 1994.

Aging Aircraft Maintenance - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, has adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hour and chronological age thresholds.

The Partnership's three B-727-200 aircraft, one of which is currently on-lease to TWA, are subject to AD's mandating structural modification. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

The Partnership's existing leases require the lessees to maintain the Partnership's Aircraft in accordance with FAA approved maintenance programs during the lease term. At the end of the leases, each lessee is required to return the Aircraft in airworthy condition, including compliance with all AD's for which action is mandated by the FAA during the lease term. Thus, certain of the modifications required by the new AD's may not be effected by the Partnership's lessees prior to the expiration of the current leases since, in many cases, the relevant AD will not require action before the expiration of the lease term.

In negotiating future leases or in selling aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The ultimate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the status of availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's Aircraft effect such modifications under the terms of the current or future operating leases.

Aircraft Noise - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter. The FAA has categorized aircraft types according to engine noise decibel levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and will be the future standard of all aircraft. Only one of the Aircraft owned by the Partnership is Stage 3, the remainder are Stage 2 aircraft.

Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act") which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers would be limited to 75% of 1990 base levels by the end of 1994, 50% of 1990 base levels by the end of 1996, and 25% of 1990 base levels by the end of 1998. The Regulations would allow the issuance of transferable Stage 2 operating rights that expire in increments over the life of the phase-out period. These transferable rights would allow an operator that at any time reduced its Stage 2 fleet below that required by the phase-out schedule to transfer the "unused" base level to another operator.

Several modification programs to hush-kit or re-engine an aircraft to meet Stage 3 requirements have been announced, including programs for the B-727 series, the B-737 and the DC-9 series. Hush-kitting is a procedure for retrofitting existing engines to comply with Stage 3 requirements. Re-engining is the replacement of existing engines with technologically-advanced engines complying with Stage 3 requirements. The decision whether to hush-kit or re-engine an aircraft will depend upon a variety of factors, including, without limitation, the differential effects of the two approaches on the operating costs of the aircraft, the relative costs and feasibility of the two approaches and the General Partners' assessment of the remaining useful life and fair market value of the aircraft. Where available, hush-kits currently cost up to $3.0 million per aircraft while the costs of re-engining programs are significantly higher. No assurances are possible in respect of the actual cost which t he Partnership would be required to pay in order to effect a hush-kit or re-engining modification as now available or as may be developed in the future. The General Partners will continue to evaluate the potential benefits of hush-kitting or re-engining some or all of the Partnership's Stage 2 aircraft.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of the ability of an airline to operate Stage 2 aircraft in such jurisdictions. In 1989, the European Economic Community adopted a non-addition rule which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which are in operation before November 1, 1990, although adoption of rules requiring eventual phase-out of Stage 2 aircraft in the member countries is anticipated. The Partnership does not currently have any aircraft on lease to airlines outside the United States.
The effect of these regulations on the ability of the Partnership to re-lease or remarket its Aircraft in the future is not determinable at this time.

Competition. The aircraft leasing industry is highly competitive and the success of any lessor is largely dependent primarily upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

Since the Partnership's Aircraft are subject to operating leases, the Partnership will be required to re-lease or sell such Aircraft after the expiration of the current lease terms. Conditions in the market for commercial aircraft have remained intensely competitive in recent years as the number of Stage 2, narrow-body commercial aircraft which are being offered for sale or re-lease has remained in excess of demand.

Within this intensely competitive environment, the General Partners' ability to renew leases or to sell the Aircraft owned by the Partnership is dependent upon among other factors: (a) general economic conditions and economic conditions effecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential lessee's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the lessee or potential lessee of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing Gen eral Partner to effectively market the aircraft. It is possible that any future lease renewals might be at lower lease rates than the Partnership currently receives, adversely impacting revenue.

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 6 to the Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, for a discussion of the fees and reimbursable expenses paid to the General Partners.


Item 2.  Properties
Incorporated by reference to the "Portfolio Review" section on page 3 and Note 4 to the Financial Statements on pages 8 - 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 3.  Legal Proceedings
The Partnership has filed an administrative claim against Pan Am in the Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership is seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. Given the status of Pan Am's estate, the General Partners are doubtful that the Partnership will obtain a significant recovery.


Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

PART II


Item 5. Market for Partnership's Limited Partnership Interest and Related Security Holder Matters
The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1994, the number of Unitholders was approximately 6,957.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the "Table of Contents" page and the Message to Investors and Note 5 of the Notes to Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 6.  Selected Financial Data
Incorporated by reference to the "Financial Results" section on page 2 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources
As of December 31, 1994, the Partnership had six of its eight aircraft on lease. There were three aircraft on lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on lease to Trans World Airlines, Inc. ("TWA"), one aircraft on lease to Delta Air Lines, Inc. ("Delta"), and one aircraft on lease to Continental Airlines, Inc. ("Continental"). The Partnership's two remaining aircraft, previously on lease to TWA, are currently in storage. At December 31, 1994, all airlines were current on their lease obligations.

The leases with TWA for the Partnership's three 727-200 aircraft expired in September and October 1994. While the General Partners reached an agreement with TWA to extend the leases for all of the aircraft at a reduced monthly lease rate of $32,500 per aircraft, two of the extensions were short-term and expired on October 31, 1994 and December 19, 1994, respectively. Both aircraft were subsequently returned to the Partnership and are currently in storage.
The lease for the third aircraft was extended through April 1995, with TWA retaining the option of leasing the aircraft thereafter on a month to month basis. The General Partners are pursuing efforts to re-lease the aircraft with another airline. However, in light of the continued difficulties in the aircraft leasing industry and limited leasing opportunities for Stage 2 aircraft, there can be no assurance that such efforts will be successful. In the event that efforts to re-lease the aircraft are unsuccessful, the General Partn ers will pursue other alternatives including the possible sale of the aircraft.

The leases with Northwest for the Partnership's three DC-9-30 aircraft were previously scheduled to expire on January 31, 1995 (two aircraft) and April 21, 1995 (one aircraft). During the fourth quarter of 1994, the Partnership reached an agreement with Northwest to extend each of the leases for a term of one year. Under the terms of the extensions, Northwest continues to make monthly lease payments to the Partnership of $35,000 per aircraft.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a
maturity closest to the remaining terms of the lease, plus 4.25 percent.   As
of December 31, 1994, Continental had made principal payments on the loan totalling $41,550.

The Partnership is faced with an intensely competitive environment in the aircraft leasing industry which has had an immediate and material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

At December 31, 1994, the Partnership had cash and cash equivalents of $2,978,631 as compared to $1,104,004 at December 31, 1993. The $1,874,627 increase in cash and cash equivalents is mainly attributable to the transfer of $1,539,699 from restricted cash to operating cash, and to cash generated from operations being in excess of the payment of cash distributions. The Partnership's restricted cash totalled $1,047,475 at December 31, 1994, compared to $3,639,699 at December 31, 1993. The $2,592,224 decrease is due to: (i) the $750,000 payment to Continental in February 1994; (ii) $302,525 loaned to Continental on June 7, 1994 in accordance with their new lease agreement; and (iii) the transfer of $1,539,699 from restricted cash to operating cash in the fourth quarter of 1994. At December 31, 1994, the Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Admini stration, and (ii) $297,475 in maintenance reserves.

The aforementioned payment to Continental of $750,000 in February 1994 is the reason for the decease in the Partnership's maintenance payable balance to $0 at December 31, 1994.

During the year ended December 31, 1994, the Partnership paid distributions to the Unitholders for the period from October 1, 1993 to December 31, 1993 and the first three quarters of 1994, in the amounts of $904,004 and $3,573,369, respectively, which represents approximately $.19 and approximately $.73 per Unit, respectively. At December 31, 1994, the Partnership had a distribution payable of $1,288,932, or approximately $.26 per Unit. This amount reflects the 1994 fourth quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on February 2, 1995. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

At December 31, 1994, deferred revenue totalled $160,833 as compared to $315,500 at December 31, 1993. The decrease is attributable to the expiration of the TWA leases on October 31, 1994 and December 19, 1994, and to the change in the timing of the TWA lease rental payments on the remaining aircraft in accordance with the amended lease agreement. The decrease was partially offset by the timing of the Continental rental payments in accordance with the new lease agreement.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue consisted of interest income.

1994 compared to 1993
For the twelve months ended December 31, 1994, the Partnership reported a net loss of $575,105 as compared to a net loss of $14,797,472 for the corresponding period in 1993. The decrease in net loss is primarily attributable to the write-down of the net book values of the Partnership's aircraft in December 1993. Excluding the write-down, the Partnership would have recorded net income of $753,804 for the year ended December 31, 1993.

Rental income for the twelve months ended December 31, 1994 was $5,417,086 as compared to $5,112,882 for the corresponding period in 1993. The increase is due to the new lease agreement with Continental effective March 15, 1994, partially offset by a reduction in income resulting from the new lease agreements with TWA and Northwest.

Interest income for the twelve months ended December 31, 1994 was $134,581 as compared to $148,444 for the corresponding period in 1993. The decrease is due to lower cash balances maintained by the Partnership during 1994 as compared to 1993. This decrease is partially offset by interest received from Continental for the balance outstanding on their loan.

Other income for the twelve months ended December 31, 1994 was $55,380, as compared to $2,139,699 for the corresponding period in 1993. Upon the expiration of the previous lease with Continental in April 1993, $2,139,699 remaining in the maintenance reserve, previously established to provide funding for maintenance on the Partnership's MD-80 Series aircraft, was retained by the Partnership in accordance with the terms of the lease agreement and recognized as other income.

Depreciation expense for the twelve months ended December 31, 1994 totalled $5,451,744 as compared to $5,980,380 for the corresponding period in 1993. The decrease is due to the write-down of the net book values of the Partnership's aircraft in December 1993.

Management fees for the twelve months ended December 31, 1994 were $479,773 as compared to $388,374 for the corresponding period in 1993. Management fees are based on rental income and operating cash flow. The increase is attributable to the higher rental income during 1994 due mainly to the new lease agreement with Continental.

Operating expenses for the twelve months ended December 31, 1994 were $56,937, as compared to $84,687 for the corresponding period in 1993. The Partnership incurred substantial costs for storage, maintenance and insurance for the MD-80 Series aircraft in storage from May 1993 through March 1994. The 1993 costs were mainly for insurance, storage and maintenance, while the 1994 costs also include consulting and documentation to prepare the aircraft for re-leasing.

1993 versus 1992
For the year ended December 31, 1993, the Partnership reported a net loss of $14,797,472, as compared to net income of $2,350,915 for the corresponding period in 1992. The decrease was primarily attributable to the write-down of the net book values of the Partnership's aircraft and, to a lesser extent, lower rental income from the Partnership's operating leases. Excluding the write-down, the Partnership would have recorded net income of $753,804 for the year ended December 31, 1993. The write-down was also the primary reason for the $15,314,590 increase in total expenses to $22,198,497 at December 31, 1993 from $6,883,907 at December 31, 1992.

After adding back non-cash expenses including depreciation and the write-down of the total carrying value of the Partnership's aircraft in 1993, Partnership operations generated net cash flow of $5,591,459 and $7,848,774 for the years ended December 31, 1993 and 1992.

Rental income for the year ended December 31, 1993, was $5,112,882 as compared to $9,074,600 for the corresponding period in 1992. The decreases are primarily the result of: (i) TWA, Delta and Northwest paying lower rental rates pursuant to the airlines' amended lease agreements; and (ii) the expiration of the previous lease with Continental on April 28, 1993.

Other income for the year ended December 31, 1993, was $2,139,699 as compared to $0 for the year ended December 31, 1992. The increase is attributable to the expiration of the previous lease with Continental. In accordance with the terms of the lease agreement, upon the expiration of the lease, $2,139,699 remaining in the maintenance reserve previously established to provide funding for maintenance on the Partnership's MD-80 Series aircraft were retained by the Partnership and recognized as other income.

Depreciation was $5,980,380 for the year ended December 31, 1993, virtually unchanged from $5,994,682 for the corresponding period in 1992.

Management fees for the twelve months ended December 31, 1993, were $388,374 as compared to $415,129 for the corresponding period in 1992. Management fees are based on rental income and operating cash flow. The decrease is the result of a decrease in rental revenue and operating cash flow. Off-setting the decreases, effective July 14, 1992, the incentive management fee rate paid to the Managing General Partner increased to 4.5% of operating cash flow from 1.5% of operating cash flow, and a re-lease fee of 3.5% of revenue generated by renewed leases is paid to the General Partners, in accordance with the Partnership Agreement.

General and administrative expenses for the twelve months ended December 31, 1993, were $193,780 as compared to $449,114 for the corresponding period in 1992. The decreases are primarily due to lower legal expenses. Substantial legal fees were incurred during 1992 in connection with the Continental and TWA bankruptcies and litigation with Continental regarding whether certain repairs were reimbursable from the Maintenance Reserves.

Operating expenses for the twelve months ended December 31, 1993, was $84,687 as compared to $24,982 for the corresponding period in 1992. The increase in operating expenses is attributable to additional insurance and storage costs with respect to the MD-80 Series aircraft that came off lease on April 28, 1993.

Inflation and Changes in Prices
Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1994. However, inflation and changing prices in addition to other factors, such as the solvency of the Partnership's lessees, may affect leasing rates and the eventual selling price of the aircraft.


Item 8.  Financial Statements and Supplementary Data
Incorporated by reference to pages 4 - 12 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III


Item 10.  Directors and Executive Officers of the Partnership
The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

        Jet Aircraft Leasing, Inc.

        Name            Office
	Moshe Braver	Director and President
	John Stanley	Vice President and Chief Financial Officer
	Andrew Falk	Vice President

Certain officers and directors of Jet Aircraft Leasing, Inc. are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Moshe Braver, 41, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

John D. Stanley, 32, Vice President, has worked with the Diversified Asset Group since October 1988. Mr. Stanley received a B.A. in Economics from the University of Wisconsin-Madison in 1984 and a Master of Management Degree in Finance and Marketing from Northwestern University in 1988. From 1984 to 1986, Mr. Stanley worked as a Financial Analyst for Kidder, Peabody and Co.

Andrew Falk, 28, is an Assistant Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has been employed by Lehman since March of 1991. From July of 1989, Mr. Falk was employed by GA/Partners, the real estate consulting and advisory unit of Arthur Andersen & Company, as a Research Analyst. Mr. Falk earned a Master of Science degree in Real Estate Investment from New York University in 1993 and a B.A. degree in Economics from Duke University in 1989.


	CIS Aircraft Partners, Inc.

        Name                    Office
	Thomas J. Prinzing	Director, President and Treasurer
	Frank J. Corcoran	Director, Vice President and Treasurer
	Daniel L. Wieneke	Director, Vice President and Secretary
	Robin A. Konicek	Vice President

As reported on the Partnership's Current Report on Form 8-K, dated February 28, 1989, on Friday, January 13, 1989, Continental Information Systems Corporation, and certain of its subsidiaries, including CIS Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. As described below, various directors and executive officers of CAP hold similar positions for Continental Information Systems Corporation, CIS Corporation and such subsidiaries.

On November 29, 1994, the Bankruptcy Court for the Southern District of New York confirmed the Trustee's Proposed Joint Plan of Reorganization. The approved Plan became effective on December 21, 1994. As a result of the reorganization, the Directors and Officers of CAP resigned from and took on various directorships for Continental Information Systems Corporation, CIS Corporation and their subsidiaries.

Thomas J. Prinzing, 49, is President of CIS Aircraft Partners, Inc. From 1989 to 1991, Mr. Prinzing was Senior Vice President of the CIS Capital Equipment Group. Mr. Prinzing was Chief Financial Officer of Continental Information Systems Corporation from November 1984 until January 1989. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Frank J. Corcoran, 44, joined CIS Corporation in November 1994 as Senior Vice President and Chief Financial Officer. From 1992 until joining CIS Corporation, Mr. Corcoran was Vice President and General Manager of Unisys Finance Corporation, an equipment leasing and finance subsidiary of Unisys Corporation. Previously, he served as Chief Financial Officer and Controller of Unisys Finance Corporation. Prior to that, Mr. Corcoran held positions of Corporate Tax Manager at Unisys Corporation; Controller, U.S. Operations of Lucas Industries, Inc.; Financial Analyst with Detroit Edison Company; and a Senior Accountant with KPMG Peat Marwick. Mr. Corcoran holds a B.S. in Business Administration from Wayne State University, an M.S. in Taxation from Walsh College, and is a Certified Public Accountant.

Daniel L. Wieneke, 49, is Senior Vice President, General Counsel and Secretary of CIS Corporation. He has been employed at CIS Corporation since January 1992 and prior to that was Senior Vice President, General Counsel and Secretary of MetLife Capital Credit Corporation. Mr. Wieneke received a B.A. Degree from St. Mary's College and his Juris Doctor from William Mitchell College of Law.

Robin A. Konicek, 38, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation
No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CAP), owns 5 Units.

None of the directors or officers of the General Partners owned any Units as of December 31, 1994.

Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions
The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. The Shareholder Services Group provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. For additional information on fees paid to the General Partners and affiliates, reference is made to Note 6 of the Notes to the Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

PART IV


Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K


	(a)(1)	Financial Statements:
                                                                Page
                                                                Number

        Balance Sheets - December 31, 1994 and 1993             (1)

        Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992                        (1)

        Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1994, 1993 and 1992    (1)

        Statements of Cash Flows - For the years
        ended December 31, 1994, 1993 and 1992                  (1)

        Notes to Financial Statements                           (1)

        Report of Independent Public Accountants                (1)

        (1)  Incorporated by reference to pages
        4 - 12 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

	2.	Financial Statement Schedules:
                No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

	3.	Exhibits

                (3) Articles of Incorporation and bylaws (Incorporated by reference to the Partnership's Prospectus filed with the Commission on April 17, 1987.)

                (4)     Depositary Agreement (Incorporated by reference to
                Exhibit 4.5 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (10)    Escrow Agreement (Incorporated by reference to Exhibit
                10.12 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (13.1) Annual Report to Unitholders for the year ended December 31, 1994.

        (b) The Partnership filed no current reports on Form 8-K during the last quarter of the period covered on this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                JETSTREAM II, L.P.

                        BY:     Jet Aircraft Leasing Inc.
                                Administrative General Partner





Date:	March 28, 1995
                        BY:     /s/ Moshe Braver
                        Name:   Moshe Braver
                        Title:  Director and President










                        BY:     CIS Aircraft Partners, Inc.
                                Managing General Partner





Date:	March 28, 1995
                        BY:     /s/ Thomas J. Prinzing
                        Name:   Thomas J. Prinzing
                        Title:  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                CIS AIRCRAFT PARTNERS, INC.
                                A General Partner





Date:	March 28, 1995
                        BY:     /s/ Thomas J. Prinzing
                                Thomas J. Prinzing
                                Director and President





Date:	March 28, 1995
                        BY:     /s/ Frank J. Corcoran
                                Frank J. Corcoran
                                Director, Vice President
                                and Treasurer





Date:	March 28, 1995
                        BY:     /s/ Daniel L. Wieneke
                                Daniel L. Wieneke
                                Director, Vice President
                                and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                JET AIRCRAFT LEASING INC.
                                A General Partner





Date:	March 28, 1995
                        BY:     /s/ Moshe Braver
                                Moshe Braver
                                Director and President






Date:	March 28, 1995
                        BY:     /s/ John Stanley
                                John Stanley
                                Vice President and
                                Chief Financial Officer






Date:	March 28, 1995
                        BY:     /s/ Andrew Falk
                                Andrew Falk
                                Vice President



	JetStream II, L.P.
        EXHIBIT 13.1






	JetStream II, L.P.
        1994 Annual Report

JetStream II, L.P. commenced operations in 1988, and was formed to acquire used commercial aircraft subject to triple net operating leases with commercial aircraft carriers. Since inception, limited partners have received cash distributions totalling approximately $13.44 per $20.00 limited partnership unit ("Unit"). The following table provides the quarterly cash distributions per Unit paid by the Partnership for the years ended December 31, 1994 and 1993.

Quarter Declared                                1994                    1993

1st Quarter                                   $ .207                  $ .325
2nd Quarter                                     .286                    .520
3rd Quarter                                     .238                    .180
4th Quarter                                     .263                    .185

TOTAL                                         $ .994                 $ 1.210


Administrative Inquiries                Performance Inquiries/Form 10-Ks
Address Changes/Transfers               The Shareholder Services Group
Service Data Corporation                P.O. Box 1527
2424 South 130th Circle                 Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144                   Attn:  Chris Irrera - Financial
                                        Communications
(800) 223-3464                          (800) 223-3464














	   Contents

	1	Message to Investors
	3	Portfolio Review
	4	Financial Statements
	7	Notes to Financial Statements
        12      Report of Independent Public Accountants

Message to Investors

Presented for your review is the 1994 Annual Report for JetStream II, L.P. (the "Partnership"). In this report, we provide a discussion of conditions in the airline industry and an update on the leasing status of the Partnership's aircraft.

Industry Overview
Intense competition continued to dominate the U.S. airline industry during 1994. Ongoing fare wars and increased operating and maintenance costs inhibited any significant improvement in overall operating results for the industry which, despite showing some improvement from 1993, remained weak. The competitive environment and years of heavy losses have forced the major U.S. airlines to implement cost-cutting measures, including employee layoffs and the elimination of unprofitable routes, in an effort to improve cash flow, restore profitability and compete more effectively against low-cost, short-haul air carriers. While many industry analysts believe that conditions in the U.S. airline industry will improve gradually in the coming year as a result of the airlines' efforts to streamline operations, the level of improvement is expected to be modest. Additionally, efforts to increase passenger traffic, which was up approximately 3% in 1994 as compared to 1993, could be hindered by con cerns over flight safety and aircraft maintenance as well as the advent of new communications technologies, such as video conferencing, which have reduced the need for many business travelers to fly.

The leasing market for Stage 2 aircraft, such as the Partnership's, has also been severely impaired in recent years by the 1991 implementation of noise compliance regulations developed in accordance with the Airport Noise and Capacity Act of 1990. These regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers would be limited to 75% of 1990 base levels by the end of 1994, 50% of 1990 base levels by the end of 1996, and 25% of 1990 base levels by the end of 1998. Furthermore, opportunities for leasing Stage 2 aircraft abroad are limited primarily due to the age of the existing fleet and non-compliance with noise regulations. For example, Stage 2 aircraft are precluded from operating in many European countries which have implemented stringent Stage 3 noise regulations.

These conditions, combined with the recent trend of decreasing capacity in the domestic commercial aircraft fleet and the lingering oversupply of aircraft available for lease, have had a substantial and long lasting impact on the aircraft leasing industry and on residual aircraft values. These factors have also led to declines in market lease rates for aircraft in recent years, particularly older narrow-body Stage 2 models.

Portfolio Update
As we have discussed in recent reports, the remaining lease with Trans World Airlines ("TWA") for one of the Partnership's three 727-200 aircraft is scheduled to expire in April 1995. TWA currently pays a monthly lease rate of $32,500. While TWA retains the option of leasing the aircraft on a month-to-month basis subsequent to the upcoming lease expiration, it is uncertain at present whether the airline will exercise this option. The General Partners are currently attempting to locate a replacement lessee for the Partnership's two remaining 727-200 aircraft, which TWA returned to the Partnership after their leases expired in October and December 1994.

In the event efforts to re-lease any or all of the aforementioned aircraft are unsuccessful, the Partnership's future cash flow and, consequently, the level of cash available for distribution to limited partners will be reduced. Furthermore, even if the planes are re-leased, it will likely be at lower rates which would also have a negative impact on cash flow. Please refer to the Portfolio Review section on page 3 of this report for information on the leasing status of the Partnership's remaining aircraft.

Financial Results
The following table summarizes the Partnership's financial results for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. For additional information, please refer to the financial statements and notes to the financial statements beginning on page 4 of this report.

                   1994        1993        1992         1991         1990

Rental Revenues    $ 5,417,086 $ 5,112,882 $ 9,074,600 $11,324,311   $13,274,225
Write-down of
Aircraft                     -  15,551,276           -           -            -
Total Expenses       6,182,152  22,198,497   6,883,907  10,967,546     7,426,225
Net Income (Loss)     (575,105)(14,797,472)  2,350,915     658,506(1)  6,220,691
Net Income (Loss)
per Limited
Partnership Unit(2)      (0.12)      (3.03)        .48         .13(1)       1.27
Total Assets        27,689,193  33,618,546  57,722,748  65,480,570(1) 74,700,982
Partners' Capital   26,013,542  31,450,948  52,136,949  58,825,816(1) 69,283,800
Net cash
provided by
operating
activities            6,612,97   5,591,459   7,848,774   9,960,224    12,186,863
Cash
distributions
per Unit(2)(3)            .994        1.21        1.85       2.275          2.40

(1) Includes a provision for loss of $3,742,302 on disposition of assets reflecting the February 13, 1992 sale of the Boeing 727-200 previously on lease to Pan Am.

(2)     4,837,505 Units outstanding.

(3) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is paid in January of the following year.

- Rental revenues for the year ended December 31, 1994 increased by approximately 6% from the year ended December 31, 1994, primarily due to the lease executed with Continental Airlines in February 1994.

- The highly competitive and weakened conditions in the aircraft leasing industry have had a significant negative impact on the residual value of the Partnership's fleet of aircraft. It is the General Partners' belief that the total value has declined substantially. Accordingly, as of December 31, 1993, the General Partners reduced the carrying value of the aircraft by $15,551,276. Excluding the write-down, the Partnership would have recorded net income of $753,804 for the year ended December 31, 1993. The write-down is also the primary reason for the increase in total expenses during 1993.

Summary
The Partnership continues to be faced with an extremely difficult and competitive environment in the aircraft leasing industry. The General Partners' strategy is to try and maintain the Partnership's aircraft on-lease and generating revenue. Accordingly, our primary focus at this time is re-leasing the Partnership's two idle aircraft and the TWA aircraft subsequent to the expiration of its lease. However, in light of the limited leasing opportunities for Stage 2 aircraft as discussed above, there can be no assurances that such efforts will be successful. In the event efforts to re-lease the aircraft are unsuccessful, the General Partners will pursue other alternatives including the possible sale of the aircraft.

Since the total return from your investment in the Partnership is dependent upon the aircrafts' ultimate selling prices, declines in residual values have had an adverse impact on your investment. The future performance of the Partnership will be dependent upon the General Partners' ability to keep the remaining aircraft on-lease, which, in turn, is dependent on the strength of the airline industry and the stabilization of the supply and demand for aircraft. We will update you on the status of our efforts to re-lease the Partnership's aircraft in forthcoming reports.

Very truly yours,

Jet Aircraft Leasing Inc.		CIS Aircraft Partners, Inc.
A General Partner                       A General Partner

/s/Moshe Braver                         /s/Thomas J. Prinzing
Moshe Braver                            Thomas J. Prinzing
President                               President

March 28, 1995

Porfolio Review

Following is a review of lease activity during 1994:

        - Continental Airlines - In February 1994, an agreement was reached to re-lease the Partnership's MD-80 Series aircraft with Continental for a term of four years. The lease agreement, which commenced March 15, 1994, requires Continental to make monthly lease payments to the Partnership of $180,000. In conjunction with the execution of the lease agreement, the Partnership agreed to loan the airline up to $600,000 to perform modification work on the aircraft.
        On June 7, 1994, the Partnership made its first advance to Continental, in the amount of $302,525. The financing is repayable on a monthly basis over the life of the lease at an interest rate of 8% per annum.

        - Delta Airlines - In May 1994, Delta extended its lease for the Partnership's 737-200 advanced aircraft through December 1996. Delta pays the Partnership a monthly lease rate of $95,000. Under the terms of the lease, Delta has the option of returning the aircraft prior to the lease expiration provided it gives the Partnership seven months notice. To date, Delta has not given the Partnership notice of its intent to return the aircraft. As a result, the aircraft will remain on lease with Delta through at least October 1995.

        - Northwest Airlines - Lease extensions were executed with Northwest in October 1994 for the Partnership's three DC-9-30 aircraft. Under the extended leases, which expire in January 1996 for two aircraft and April 1996 for the third, Northwest will continue to make monthly lease payments to the Partnership of $35,000 per aircraft.

        - TWA - The leases with TWA for the Partnership's three 727-200 aircraft expired in September and October 1994. While the General Partners reached an agreement with TWA to extend the leases for all of the aircraft at a reduced monthly lease rate of $32,500 per aircraft, two of the extensions were short-term and expired on October 31, 1994 and December 19, 1994, respectively. Both aircraft were subsequently returned to the Partnership and are currently in storage. The lease for the third aircraft was extended through April 1995, with TWA retaining the option of leasing the aircraft thereafter on a month to month basis. The General Partners are currently exploring the potential of re-leasing the idle 727-200 aircraft with another airline. However, in light of the continued difficulties in the aircraft leasing industry, there can be no assurance that such efforts will be successful. In the event that efforts to re-lease the aircraft are unsuccessful, the General Partner may pursue a sale of the aircraft.

The following table highlights the Partnership's portfolio of aircraft as of December 31, 1994 and includes estimated market values as of that date.
                                         Estimated
Aircraft Model              Acquisition  Market       Lease          Noise
Year Delivered  Lessee      Cost(1)      Value(2)     Expiration(3)  Compliance

MD-80 Series    Continental $27,313,020  $17,500,000  3-15-98        Stage 3
1986
DC-9-30         Northwest     7,230,460    1,600,000  4-21-96        Stage 2
1968
DC-9-30         Northwest     7,230,460    1,600,000  1-31-96        Stage 2
1970
DC-9-30         Northwest     7,230,461    1,600,000  1-31-96        Stage 2
1970
B-737-200 ADV   Delta        14,380,390    4,500,000  12-15-96       Stage 2
1979
B-727-200       N/A(4)        5,451,231      500,000  N/A            Stage 2
1969
B-727-200       N/A(4)        5,451,231      500,000  N/A            Stage 2
1969
B-727-200       TWA           5,451,231      500,000  4-30-95        Stage 2
1969


(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the aircraft.

(2) Estimated market values for the aircraft are based upon several factors including independent appraisals, third party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the lessees. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the aircraft.

(3)     Lease expiration dates do not include renewal options.

(4) Reference is made to the discussion above regarding the idle status of the two aircraft previously on-lease with TWA.

Financial Statements

Balance Sheets
December 31, 1994 and 1993


Assets                          1994            1993

Aircraft, at cost               $28,843,000     $28,843,000
Less-accumulated depreciation     5,451,744               -

                                 23,391,256      28,843,000

Cash and cash equivalents         2,978,631       1,104,004
Restricted cash                   1,047,475       3,639,699
Accounts receivable                   9,941               -
Loan receivable                     260,975               -
Interest receivable                     915           9,769
Prepaid expenses                          -          22,074

Total Assets                    $27,689,193     $33,618,546


Liabilities and Partners' Capital

Liabilities:
        Accounts payable
        and accrued expenses   $  225,886       $   198,094
        Maintenance payable              -          750,000
        Distribution payable     1,288,932          904,004
        Deferred revenue           160,833          315,500

           Total Liabilities     1,675,651        2,167,598

Partners' Capital (Deficit):
        General Partners          (706,374)        (652,000)
        Limited Partners
        (4,837,505 units
        outstanding)            26,719,916       32,102,948

          Total Partners'
          Capital               26,013,542       31,450,948

          Total Liabilities
          and Partners'
          Capital              $27,689,193      $33,618,546







   Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992


                                Limited         General         Total
                                Partners'       Partners'       Partners'
                                Capital         (Deficit)       Capital

Balance at January 1, 1992      $59,204,066     $ (378,250)     $58,825,816
Net Income                        2,327,406         23,509        2,350,915
Cash distributions               (8,949,384)       (90,398)      (9,039,782)

Balance at December 31, 1992     52,582,088       (445,139)      52,136,949
Net Loss                        (14,649,497)      (147,975)     (14,797,472)
Cash distributions               (5,829,643)       (58,886)      (5,888,529)

Balance at December 31, 1993     32,102,948       (652,000)      31,450,948
Net Loss                           (569,354)        (5,751)        (575,105)
Cash distributions               (4,813,678)       (48,623)        (4,862,301)

Balance at December 31, 1994    $26,719,916     $ (706,374)     $26,013,542

Statements of Operations
For the years ended December 31, 1994, 1993 and 1992


Income                          1994            1993            1992

Rental                          $  5,417,086    $  5,112,882    $  9,074,600
Interest                             134,581         148,444         160,222
Other (Note 4)                        55,380       2,139,699               -

  Total Income                     5,607,047       7,401,025       9,234,822

Expenses

Depreciation                       5,451,744       5,980,380       5,994,682
Management fees                      479,773         388,374         415,129
General and administrative           193,698         193,780         449,114
Operating                             56,937          84,687          24,982
Write-down of aircraft (Note 2)            -      15,551,276               -

  Total Expenses                   6,182,152      22,198,497       6,883,907

    Net Income (Loss)           $   (575,105)   $(14,797,472)   $  2,350,915

Net Income (Loss) Allocated:

To the General Partners         $     (5,751)   $   (147,975)   $     23,509
To the Limited Partners             (569,354)    (14,649,497)      2,327,406

                                $   (575,105)   $(14,797,472)   $  2,350,915

Per limited partnership unit
        (4,837,505 outstanding) $      (0.12)   $      (3.03)   $       0.48

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from
Operating Activities:           1994            1993            1992

Net income (loss)               $  (575,105)    $(14,797,472)   $ 2,350,915
Adjustments to
reconcile net income
(loss) to net cash
provided by operating
activities:
  Depreciation and
  amortization                    5,451,744        5,980,380      5,994,682
  Write-down of aircraft                  -       15,551,276              -
  Restricted cash                 2,592,224        1,246,478              -
  Increase (decrease)
  in cash arising from changes
  in operating assets
  and liabilities:
           Accounts receivable       (9,941)               -              -
           Interest receivable        8,854           (2,891)        15,833
           Prepaid expenses          22,074          (18,654)           608
           Accounts payable and
           accrued expenses          27,792          (97,761)        63,247
           Maintenance payable     (750,000)      (2,011,177)             -
           Deferred revenue        (154,667)        (258,720)      (576,511)

Net cash provided by
operating activities              6,612,975        5,591,459      7,848,774

Cash Flows from Investing Activities:

  Loan receivable                  (260,975)               -              -
  Proceeds from sale of
  aircraft - net                          -                -        485,000

Net cash provided by
(used for) investing activities    (260,975)               -        485,000

Cash Flows from Financing Activities:

  Cash distributions             (4,477,373)      (6,939,072)    (9,772,738)

Net cash used for
financing activities             (4,477,373)      (6,939,072)    (9,772,738)

Net increase (decrease)
in cash and cash equivalents      1,874,627       (1,347,613)    (1,438,964)
Cash and cash equivalents
at beginning of period            1,104,004        2,451,617      3,890,581

Cash and cash equivalents at
end of period                   $ 2,978,631     $  1,104,004    $ 2,451,617

See accompanying notes to the financial statements.

Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
JetStream II, L.P. ("the Partnership"), a Delaware limited partnership was formed on October 15, 1987, for the purpose of acquiring and leasing used commercial aircraft. The Managing General Partner of the Partnership is CIS Aircraft Partners, Inc. ("CIS"), a third-tier, wholly owned subsidiary of Continental Information Systems Corporation. The Administrative General Partner is Jet Aircraft Leasing, Inc. ("JAL"), formerly Hutton Aircraft Leasing, Inc., an affiliate of Lehman Brothers Inc.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton". Consequently, effective October 22, 1993, the Hutton Aircraft Leasing, Inc. General Partner changed its name to delete any reference to Hutton.

Upon formation of the Partnership, the General Partners each contributed $500, and the initial Limited Partner contributed $100 for five limited partner units. An additional 4,837,500 limited partnership depositary units were then sold at a price of $20.00 per unit. The Partnership had an interim closing on January 14, 1988 and a final closing on February 24, 1988, and received gross offering proceeds of $96,750,000.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2027. The Partnership may reinvest the proceeds from sales of aircraft occurring prior to February 24, 1999. Thereafter, the net proceeds of any sales of aircraft will be distributed to the partners.

Title to the leased aircraft owned by the Partnership is held by nonaffiliated trusts of which the Partnership is the beneficiary. The purpose of this method of holding title is to satisfy certain registration requirements of the Federal Aviation Administration.

2. Significant Accounting Policies

Accounting Method. The Partnership maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid debt instruments purchased with a maturity of three months or less from the date of purchase.

Restricted Cash. Restricted cash consists of funds the General Partner believes will be incurred by the Partnership to comply with regulatory and maintenance requirements.

Maintenance Reserve. Funds One of the Partnership's operating leases, Continental Airlines, Inc. ("Continental"), required the lessee to make specified payments to maintenance reserve funds administered by the Partnership. The Partnership reimbursed the lessee for specified maintenance costs out of the reserve funds to the extent there were sufficient funds available. Reimbursements, if any, were made upon submission of appropriate evidence documenting the maintenance costs incurred by the lessee. The Partnership paid interest earned on the balance of the reserve funds at a specified rate (90-day Chase Rate) to the lessee. This interest rate was 3.00% at December 31, 1992.

Aircraft and Depreciation. The aircraft were recorded at cost, which includes acquisition costs. Through December 31, 1993, depreciation to an estimated salvage value of 10% was computed using the straight-line method over an estimated average economic life of 12 years for all aircraft owned by the Partnership. Beginning in 1994, depreciation was computed using the straight-line method over an estimated remaining economic life of two to six years for all aircraft owned by the Partnership.

The highly competitive and weakened conditions in the aircraft leasing industry have had a significant and negative impact on the residual value of the Partnership's fleet of aircraft. It is the General Partners' belief that the total value of the Partnership's fleet of aircraft has declined substantially. The General Partners' estimated market values for the aircraft, as of December 31, 1993, is based upon independent appraisals, third-party publications, the General Partners' own experience and the unique circumstances regarding the equipment and the Lessee. Accordingly, the General Partners reduced the carrying value of the Partnership's fleet by $15,551,276 and, therefore, established a new cost basis of $28,843,000 at December 31, 1993.

Improvements to aircraft required to comply with regulatory requirements will be capitalized when incurred and depreciated over the useful life of the improvement.

Operating Leases. The aircraft leases are accounted for as operating leases. Lease revenues are recognized over the terms of the related leases.

Deferred Revenue. Some of the Partnership's operating leases require rental payments to be paid in advance. Rental payments received in advance are deferred and then recognized as income when earned.

Income Taxes. No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership (Note 7).

3. Partnership Allocations

The Partnership Agreement ("Agreement") substantially provides the following:

Cash Distributions Cash flow from operations, at the discretion of the General Partners, will be distributed on a quarterly basis, 99% to the Limited Partners and 1% to the General Partners. Cash flow is defined in the Partnership Agreement as including cash receipts from operations and interest income earned, less expenses incurred and paid in connection with the operation and ownership of the aircraft. Distributable proceeds from sales of aircraft in liquidation of the Partnership will be distributed in accordance with the partners' capital accounts after all allocations of income and losses.

Allocation of Income and Losses Generally, income and losses for any year are allocated 99% to the Limited Partners and 1% to the General Partners. Gains on sales of aircraft shall first be allocated to the General Partners until they have been allocated an amount of gain equal to the lesser of their respective deficit account balances or 1.01% of all capital contributions by Limited Partners. Any additional gain recognized by the Partnership upon the sale of aircraft shall be allocated 99% to the Limited Partners and 1% to the General Partners.

Dissolution of Partnership If, upon dissolution of the Partnership, the General Partners have a negative Capital account, they shall contribute capital equal to the lesser of their respective capital deficit account balances or 1.01% of all capital contributed by the Limited Partners.

4. Aircraft under Operating Leases

Trans World Airlines, Inc. On January 15, 1988, the Partnership acquired three Boeing 727-200 aircraft for a total purchase price of $16,353,693. These aircraft are subject to operating leases with Trans World Airlines, Inc. ("TWA"), the terms of which were amended on May 31, 1991. The original leases required monthly payments in advance for each of the aircraft, which were equal to $82,000 through July 1, 1989, and $100,000 thereafter through the remainder of the lease. The amendment provides for a reduction of rent to $55,000 per month (subject to certain required maintenance checks), commencing June 1, 1991 and continuing through July 31, 1993, for two aircraft and August 31, 1993 for the third aircraft. The amendment further required that rent for the period June 1, 1991 through May 31, 1992 be prepaid using a discount rate of 6% and thereafter quarterly in advance. On January 31, 1992, TWA filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. In Au gust 1993, the General Partners and TWA agreed to amend the original leases. As a result, TWA paid the Partnership rent of $40,000 per month per aircraft in advance quarterly commencing September 1, 1993 and continuing through September 30, 1994, for two aircraft and October 31, 1994 for the third aircraft.

On September 30, 1994, TWA agreed to extend the lease on one of the aircraft to April 30, 1995. Thereafter, TWA may continue to lease the aircraft on a month-to-month basis. The leases for the two remaining aircraft were extended on a short-term basis and expired on October 31, 1994 and December 19, 1994. The aircraft were returned to the Partnership in the fourth quarter of 1994. Pursuant to the lease extension agreement, the rental rates have been reduced to $32,500 per month per aircraft paid in advance.

Pan American World Airways, Inc. On February 13, 1992, the Partnership sold the Boeing 727-200 previously on lease to Pan Am. The gross proceeds from the sale totaled $500,000, which resulted in a loss of $3,742,302. This loss was reflected as a reserve for loss on disposition of aircraft as of December 31, 1991.

Northwest Airlines, Inc. The Partnership acquired three McDonnell Douglas DC-9-30 aircraft for a total purchase price of $21,691,381. These aircraft are subject to operating leases with Northwest Airlines, Inc. ("Northwest"). The first aircraft was acquired on January 20, 1988. Rental payments for this aircraft were due monthly in advance in the amount of $110,000 through November 1990, $97,417 for one month and $95,000 during the remainder of the term of the lease, which expired in November 1992. The remaining two aircraft were acquired on February 25, 1988. Rental payments for each of these aircraft were due monthly in advance in the amount of $95,000 and $93,000, respectively, through the terms of the leases, which expired in November 1992 and December 1992, respectively. On October 28, 1992, the General Partners and Northwest agreed to extend the lease agreements for the three aircraft from November 1, 1992 (two aircraft) and December 21, 1992 (for the third aircraft) to Augu st and September, 1993, and January, 1994, respectively. Under the amended lease agreements, Northwest's monthly payments were reduced to $42,000 per plane. Lease extensions were executed with Northwest in late December 1993 for the Partnership's three DC-9-30 aircraft. Under the lease extensions, which were scheduled to expire in January 1995 for two aircraft and April 1995 for the third, Northwest made monthly lease payments to the Partnership of $35,000 per aircraft.

In October 1994, Northwest Airlines exercised its option to extend their current lease agreements by one year. The new expiration dates are January 1996 for two aircraft and April 1996 for the third aircraft. The monthly lease payments remain at $35,000 per aircraft, paid in advance.

Delta Air Lines, Inc. On February 25, 1988, the Partnership acquired a Boeing 737-200 advanced aircraft for a total purchase price of $14,380,390. This aircraft is subject to an operating lease with Delta Air Lines, Inc. ("Delta"). Under the original terms of the lease, rental payments in the amount of $170,000 per month were required to be paid monthly in advance through September 1992. In September 1992, the General Partners and Delta agreed to amend the original lease. The amendment provided for a reduction of rent to $95,000 per month through the expiration date in December 1994. However, in early May 1994, Delta exercised its option to extend the lease for a term of two years from the previous expiration date, with the remaining terms of the lease unchanged. Under the terms of the lease, Delta has the option of returning the aircraft prior to the lease expiration provided it gives the Partnership seven months notice. To date, Delta has not given the Partnership notice of it s intent to return the aircraft. As a result, the aircraft will remain on lease with Delta through at least October 1995.

Continental Airlines, Inc. On January 26, 1988, the Partnership acquired a McDonnell Douglas MD-80 Series aircraft for a total purchase price of $27,313,020. This aircraft was subject to an operating lease with Continental Airlines, Inc. ("Continental"), the term of which expired on April 28, 1993. Rental payments were to be made monthly in advance, with adjustment (upward or downward) made semiannually based on the six-month London Interbank Offered Rate ("LIBOR") at the time of adjustment. The base rental payment was initially $210,000 per month and decreased to $190,000 per month in May 1991. Monthly rental amounts were $168,720 as of April 28, 1993 and December 31, 1992.

The prior lease agreement with Continental provided that upon the expiration of the lease, the amounts remaining in the maintenance reserve funds are to be retained by the Partnership. Therefore, $2,139,699 was recognized as Other Income in the accompanying Statements of Operations during 1993, with the balance of $750,000 distributed to Continental in accordance with the terms of a new lease dated February 1994.

On February 9, 1994, Continental entered into a new lease agreement. The agreement between Continental and the Partnership provides for Continental to lease the plane for a term of four years. Effective March 15, 1994, Continental shall pay $180,000 per month in advance. In addition, the Partnership made a onetime payment of $750,000 in March 1994 to perform various maintenance work on the plane. Also, the Partnership has agreed to provide up to $600,000 of financing to Continental to perform modification work on the aircraft, including advanced avionics, interior furnishings and exterior paint. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. On June 7, 1994, the Partner ship made its first advance to Continental in the amount of $302,525.

The aircraft leases are triple net operating leases, requiring the lessees to pay substantially all expenses associated with the aircraft during the term of the leases.

Revenues from each of the airlines as a percentage of the Partnership's total rental revenues are as follows:

                      Percent of Rental Revenues

        Airline         1994    1993    1992

	Northwest 	23.4%	29.3%	34.9%
        TWA             24.0    35.2    21.8
	Continental	31.6	13.2	23.7
        Delta           21.0    22.3    19.6


The following is a schedule, by year, of future minimum rental income under the leases as of December 31, 1994.

	Year 			Amount

        1995                   $ 4,690,000
        1996                     3,452,000
        1997                     2,160,000
        1998                       450,000

        Total                  $10,752,000


The above schedule of future minimum rental income is based on the existing terms of the leases and does not include the rental income that may result from the renewal of existing leases or the re-leasing of the aircraft, if any.

5. Distributions

Distributions paid or payable aggregated $4,862,301 (approximately $1.00 per unit), $5,888,529 (approximately $1.21 per unit) and $9,039,782 (approximately $1.85 per unit) for the years ended December 31, 1994, 1993 and 1992, respectively, of which $500,000 in 1992 represented proceeds from sale of aircraft. As of December 31, 1994, the Partnership had declared a distribution of $1,288,932, of which $1,276,043 (approximately $.26 per unit) was paid to the Limited Partners and $12,889 was paid to the General Partners on February 2, 1995.

6. Transactions with Affiliates

Cash. Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet on December 31, 1993 was on deposit with an unaffiliated party.

Base Management Fee. The General Partners received a quarterly fee subordinated to the Limited Partners receiving their Preferred Return (8% simple interest per annum cumulative, but not compounded), in an amount generally equal to 1.5% of gross aircraft rentals. Of this amount, 1.0% is payable to CIS and .5% is payable to JAL. During the years ended December 31, 1994, 1993 and 1992, the general partners earned base management fees of $78,412, $74,999 and $135,849, respectively. Of these fees, $19,721, $14,634 and $28,438 were unpaid at December 31, 1994, 1993 and 1992, respectively.

Incentive Management Fee. CIS received a quarterly fee of 4.5% of quarterly cash flow (prior to July 14, 1992, the fee was 2.15%) subordinated to the Limited Partners receiving their Preferred Return. During the years ended December 31, 1994, 1993 and 1992, CIS earned incentive management fees of $211,763, $200,395, and $261,273, respectively. Of these fees, $58,213,
$42,520 and $78,893 were unpaid at December 31, 1994, 1993 and 1992, respectively.

Re-lease Fee. The General Partners receive a quarterly fee subordinated to the Limited Partners receiving their Preferred Return, for re-leasing aircraft or renewing a lease in an amount equal to 3.5% of the gross rentals from such re-lease or renewal for each quarter for which such payment is made. Of this amount, 2.5% is payable to CIS, and 1.0% is payable to JAL. During the years ended December 31, 1994, 1993 and 1992, the General Partners earned base management fees of $189,598, $112,980 and $18,007, respectively. Of these fees, $47,685, $35,385 and $16,345 were unpaid at December 31, 1994, 1993 and
1992.

Resale Fee. CIS will receive a subordinated fee with respect to each aircraft sold by the Partnership in an amount equal to the lesser of (i) 3% of the contract sales price of the aircraft or (ii) an amount that is competitive with fees charged by nonaffiliates rendering comparable services. Such fee will be reduced (but not below zero) for any resale fees or commissions payable to third parties. During 1992, $15,000 was accrued based on 3% of the sale proceeds totalling $500,000 from the sale of one Boeing 727-200. The resale fee is subordinate to the Limited Partners receiving a priority return equal to their contribution plus their preferred return. No resale fees were earned during 1994 or 1993.

General and Administrative Expenses. Under the terms of the Partnership Agreement, the Partnership reimburses the Administrative General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993 and 1992, costs of such services were $42,811, $42,311 and $46,101, respectively. At December 31, 1994, 1993 and 1992, $20,653, $22,588 and $23,400, respectively, were due to the Administrative General Partner for the performance of these services.

7. Reconciliation of Difference between Net Income (Loss) in the Financial
Statements (Accrual Basis -   Generally Accepted Accounting Principles) and Net
Loss in the Partnership's Tax Return

                        1994            1993            1992

Net income (loss),
as reported             $  (575,105)    $(14,797,472)   $  2,350,915

Adjustments-
      Write-down
      of Aircraft                 -       15,551,276               -
      Loss on sale
      of asset                    -                -      (1,121,603)
      Deferred revenue     (154,667)        (258,720)       (576,511)
      Maintenance reserve
      fund (Note 2)        (750,000)      (2,011,177)        177,265
      Depreciation
      differential
      between the
      Modified Accelerated
      Cost Recovery System
      and depreciation for
      financial reporting
      purposes           (1,663,457)      (1,130,307)     (1,405,529)
      Legal fees, net of
      amortization           (5,297)          (5,528)         10,825
      Prepaid Insurance      22,074          (18,654)            608

       Total adjustments (2,551,347)      12,126,890      (2,914,945)

Net loss, per the
Partnership's tax
return                  $(3,126,452)    $ (2,670,582)   $   (564,030)


The net loss determined on the income tax basis is allocated to the partners as follows:

   Limited partners
   (4,837,505 units)    $(3,095,187)    $ (2,643,876)   $   (558,390)
   General partners         (31,265)         (26,706)         (5,640)

                        $(3,126,452)    $ (2,670,582)   $   (564,030)


   Taxable loss
   per limited
   partner unit         $     (0.64)    $      (0.55)   $      (0.12)

Report of Independent Public Accountants

To the Partners of JetStream II, L.P.:

We have audited the accompanying balance sheets of JetStream II, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetStream II, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


			ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 20, 1995