Form 10-Q
period 1995-03-31
JETSTREAM II L P
filed 1995-05-15
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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


Balance Sheets

                                                    March 31,    December 31,
Assets                                                  1995            1994

Aircraft, at adjusted cost                       $28,843,000     $28,843,000
Less-accumulated depreciation                     (6,814,680)     (5,451,744)
                                                  22,028,320      23,391,256

Cash and cash equivalents                          2,804,540       2,978,631
Restricted cash                                    1,047,475       1,047,475
Accounts receivable                                      ---           9,941
Loan receivable                                      243,143         260,975
Interest receivable                                      852             915
   Total Assets                                  $26,124,330     $27,689,193

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses          $   215,390     $   225,886
  Distribution payable                             1,114,841       1,288,932
  Deferred revenue                                   160,833         160,833
    Total Liabilities                              1,491,064       1,675,651

Partners' Capital (Deficit):
  General Partners                                  (720,176)       (706,374)
  Limited Partners
  (4,837,505 units outstanding)                   25,353,442      26,719,916
    Total Partners' Capital                       24,633,266      26,013,542

    Total Liabilities and Partners' Capital      $26,124,330     $27,689,193

See accompanying notes to the financial statements.


Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                          General       Limited
                                         Partners      Partners        Total

Balance at December 31, 1994           $ (706,374)  $26,719,916  $26,013,542
Net Loss                                   (2,654)     (262,781)    (265,435)
Cash distributions                        (11,148)   (1,103,693)  (1,114,841)

Balance at March 31, 1995              $ (720,176)  $25,353,442  $24,633,266

See accompanying notes to the financial statements.


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                                     1995           1994

Rental                                               $1,237,500     $1,054,667
Other                                                       875          2,419
Interest                                                 58,811         32,135
  Total Income                                        1,297,186      1,089,221

Expenses

Depreciation                                          1,362,936      1,362,936
Management fees                                         114,013         99,617
General and administrative                               47,276         68,064
Operating                                                38,396         34,121
  Total Expenses                                      1,562,621      1,564,738

  Net Loss                                           $ (265,435)    $ (475,517)

Net Loss Allocated:
  To the General Partners                            $   (2,654)    $   (4,755)
  To the Limited Partners                              (262,781)      (470,762)
                                                     $ (265,435)    $ (475,517)
Per limited partnership unit
     (4,837,505 outstanding)                             $(0.05)        $(0.10)

See accompanying notes to the financial statements.


Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                      1995          1994

Net loss                                             $ (265,435)   $ (475,517)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation                                        1,362,936     1,362,936
  Restricted cash                                           ---       750,000
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                   9,941           ---
    Interest receivable                                      63        (4,861)
    Prepaid expenses                                        ---        15,583
    Accounts payable and accrued expenses               (10,496)       28,158
    Maintenance payable                                     ---      (750,000)
    Deferred revenue                                        ---        85,333

Net cash provided by operating activities             1,097,009     1,011,632

Cash Flows from Investing Activities:
  Loan receivable                                        17,832           ---

Net cash provided by investing activities                17,832           ---

Cash Flows from Financing Activities:
  Cash distributions                                 (1,288,932)     (904,004)

Net cash used for financing activities               (1,288,932)     (904,004)

Net increase (decrease) in cash and cash equivalents   (174,091)      107,628
Cash and cash equivalents at beginning of period      2,978,631     1,104,004

Cash and cash equivalents at end of period          $ 2,804,540   $ 1,211,632

See accompanying notes to the financial statements.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 1995, the Partnership had six of its eight aircraft on lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). At March 31, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

The Partnership currently has two 727-200 Stage 2 non-advanced aircraft in storage, which were returned by TWA subsequent to their lease expirations in October 1994 and December 1994, respectively. The lease for the Partnership's third 727-200 aircraft, which was originally scheduled to expire on April 30, 1995, was extended by TWA on a month-to-month basis, with the monthly lease rate of $32,500 remaining unchanged. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. The General Partners have explored the potential of re-leasing the Partnership's idle aircraft with other airlines. However, in light of the extremely competitive operating environment in the aircraft leasing industry, particularly for Stage 2 aircraft, such efforts have to date been unsuccessful. While the Partnership has received some offers to lease these aircraft, a suitable lessee has not yet been located. Accordingly, the General Partners are exploring opportunities to sell these aircraft.

In addition to the potential expiration of the remaining lease with TWA, Delta gave notice to the Partnership in early April 1995 that it is exercising an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in November 1995. While the General Partners are hopeful that a replacement lessee can be found for this aircraft, there can be no assurance that such efforts to re-lease the aircraft will be successful. In the event the aircraft is re-leased, it will likely be at a lower rate than the current monthly lease rate of $95,000.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of March 31, 1995, Continental had made principal payments on the loan totalling $59,382. Continental makes monthly lease payments to the Partnership of $180,000.

At March 31, 1995, the Partnership had cash and cash equivalents of $2,804,540 as compared to $2,978,631 at December 31, 1994. The $174,091 decrease in cash and cash equivalents is attributable to the fourth quarter 1994 distribution paid in the first quarter of 1995 exceeding first quarter 1995 cash flow from operations. The Partnership's restricted cash balance at March 31, 1995 of $1,047,475 remained unchanged from December 31, 1994. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

On February 2, 1995, the Partnership paid a distribution to the Unitholders for the period from October 1, 1994 to December 31, 1994 in the amount of $1,276,043, or approximately $.26 per Unit. At March 31, 1995, the Partnership had a distribution payable to Unitholders of $1,103,693, or approximately $.23 per Unit. This amount reflects the 1995 first quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on May 4, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The idle status of the two aircraft previously on-lease to TWA has had a negative impact on the Partnership's cash flow and, consequently, the level of cash available for distribution to Unitholders. The level of cash available for distribution will be further reduced once TWA terminates the lease for the Partnership's remaining 727-200 aircraft and, if efforts to re-lease the Partnership's 737-200 advanced aircraft are unsuccessful subsequent to the expiration of the current lease with Delta in November 1995.

Results of Operations

Substantially all of the Partnership's revenue was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1995 consisted primarily of interest income.

For the three months ended March 31, 1995, the Partnership reported a net loss of $265,435 as compared to a net loss of $475,517 for the corresponding period in 1994. The decrease in net loss is primarily attributable to higher rental income as a result of the re-leasing of the Partnership's MD-80 Series aircraft to Continental in March 1994.

Rental income for the three months ended March 31, 1995 was $1,237,500, as compared to $1,054,667 for the corresponding period in 1994. The increase is due to the new lease agreement with Continental effective March 15, 1994, partially offset by TWA's return of two of the Partnership's 727-200 in the fourth quarter of 1994.

Interest income for the three months ended March 31, 1995 was $58,811, as compared to $32,135 for the corresponding period in 1994. The increase is due to higher interest rates and to interest received from Continental for the balance outstanding on their loan.

Other income for the three months ended March 31, 1995 was $875 as compared to $2,419 for the corresponding period in 1994. The 1995 balance consists of transfer fee income. The 1994 balance consists of income received from B. F. Goodrich for the rental of the MD-80 Series aircraft, while the aircraft was in storage, to test emergency evacuation systems.

Management fees for the three months ended March 31, 1995 were $114,013, as compared to $99,617 for the corresponding period in 1994. Management fees are based on rental income and operating cash flow. The increase is attributable to the higher rental income due mainly to the new lease agreement with Continental.

General and administrative expenses for the three months ended March 31, 1995 were $47,276, as compared to $68,064 for the corresponding period in 1994. The decrease is due mainly to lower legal expenses. Substantial legal expenses were incurred in 1994 in connection with the new lease agreement with Continental.

Operating expenses for the three months ended March 31, 1995 were $38,396, as compared to $34,121 for the corresponding period in 1994. The 1995 balance consists of insurance costs, storage and maintenance fees, and consulting and inspection fees for the two aircraft that came off-lease from TWA in the fourth quarter of 1994. The 1994 balance consists of insurance, storage and maintenance costs incurred as a result of the idle status of the MD-80 Series aircraft through mid-March 1994, and costs to re-deliver the aircraft to Continental.


PART II	OTHER INFORMATION


Items 1-5   Not applicable

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits - None

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					JETSTREAM II, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
                                        Administrative General Partner



Date: May 12, 1995
                                BY:      /s/ Moshe Braver
                                Name:        Moshe Braver
                                Title:       Director and President




Date: May 12, 1995              BY:      /s/ John Stanley
                                Name:        John Stanley
                                Title:       Vice President and
                                             Chief Financial Officer