Form 10-Q
period 1995-06-30
JETSTREAM II L P
filed 1995-08-14
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-16838


                               JETSTREAM II, L.P.

             (Exact name of registrant as specified in its charter)




        Delaware                                           84-1068932

(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      identification No.)

Attn: Andre Anderson,
3 World Financial Center, 29th Floor, New York, NY          10285

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
Yes X  No

Balance Sheets
                                                       June 30,     December 31,
Assets                                                   1995           1994

Aircraft, at adjusted cost                          $27,860,000     $28,843,000
Less-accumulated depreciation                        (7,440,372)     (5,451,744)

                                                     20,419,628      23,391,256

Cash and cash equivalents                             3,745,377       2,978,631
Restricted cash                                       1,047,475       1,047,475
Accounts receivable                                       -               9,941
Loan receivable                                         225,056         260,975
Interest receivable                                         740             915

                Total Assets                        $25,438,276     $27,689,193


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses                $344,231        $225,886
  Distribution payable                                1,155,678       1,288,932
  Deferred revenue                                      160,833         160,833

    Total Liabilities                                 1,660,742       1,675,651

Partners' Capital (Deficit):
  General Partners                                     (728,734)       (706,374)
  Limited Partners (4,837,505 units outstanding)     24,506,268      26,719,916

    Total Partners' Capital                          23,777,534      26,013,542

    Total Liabilities and Partners' Capital         $25,438,276     $27,689,193



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                           General       Limited
                                           Partners      Partners        Total

Balance at December 31, 1994              $(706,374)   $26,719,916  $26,013,542
Net Income                                      345         34,166       34,511
Cash distributions                          (22,705)    (2,247,814)  (2,270,519)

Balance at June 30, 1995                  $(728,734)   $24,506,268  $23,777,534


Statements of Operations

                                    Three months ended         Six months ended
                                          June 30,                 June 30,
Income                                 1995      1994           1995      1994

Rental                           $1,237,500  $1,500,000  $2,475,000  $2,554,667
Interest                             64,590      23,667     123,401      55,802
Other                                   715        -          1,590       2,419
Gain on sale of aircraft            489,286        -        489,286        -

  Total Income                    1,792,091   1,523,667   3,089,277   2,612,888

Expenses

Depreciation                      1,321,978   1,362,936   2,684,914   2,725,872
Management fees                     114,792     125,641     228,805     225,258
General and administrative           39,414      40,503      86,690     108,567
Operating                            15,961       8,857      54,357      42,978

  Total Expenses                  1,492,145   1,537,937   3,054,766   3,102,675

    Net Income (Loss)              $299,946    $(14,270)    $34,511   $(489,787)

Net Income (Loss) Allocated:

To the General Partners              $2,999       $(143)       $345     $(4,898)
To the Limited Partners             296,947     (14,127)     34,166    (484,889)

                                   $299,946    $(14,270)    $34,511   $(489,787)

Per limited partnership unit
  (4,837,505 outstanding)            $ 0.06      $ 0.00      $ 0.01     $ (0.10)



Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995          1994

Net income (loss)                                        $34,511      $(489,787)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation                                         2,684,914      2,725,872
  Gain on sale of aircraft                              (489,286)          -
  Restricted cash                                           -         1,052,525
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
    Accounts receivable                                    9,941           -
    Interest receivable                                      175          8,798
    Prepaid expenses                                        -            22,074
    Accounts payable and accrued expenses                118,345         50,204
    Maintenance payable                                     -          (750,000)
    Deferred revenue                                        -            85,333

Net cash provided by operating activities              2,358,600      2,705,019

Cash Flows from Investing Activities:

   Loan receivable                                        35,919       (295,433)
   Proceeds from sale of aircraft                        776,000           -

Net cash provided by (used for) investing activities     811,919       (295,433)

Cash Flows from Financing Activities:

  Cash distributions                                  (2,403,773)    (1,915,636)

Net cash used for financing activities                (2,403,773)    (1,915,636)

Net increase in cash and cash equivalents                766,746        493,950
Cash and cash equivalents at beginning of period       2,978,631      1,104,004

Cash and cash equivalents at end of period            $3,745,377     $1,597,954



Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

    In June 1995, the General Partners sold aircraft N64321 formerly on lease with Trans World Airlines, Inc. ("TWA") for net proceeds of $776,000. The aircraft had a carrying value of $286,714 on the date of sale resulting in a gain on sale of $489,286.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1995, the Partnership had six of its seven aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). As discussed below, the General Partners completed a sale in June 1995 for one of the two 727-200 non-advanced aircraft which TWA returned to the Partnership in the fourth quarter of 1994. The General Partners anticipate that the sale of the second aircraft will be completed in the third quarter of 1995. At June 30, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

The General Partners had been attempting to re-lease two of the Partnership's 727-200 Stage 2 non-advanced aircraft, which were returned by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. However, in light of the extremely competitive and deteriorated operating environment, particularly for older Stage 2 aircraft, such efforts were unsuccessful. Accordingly, one of the aircraft was sold in June 1995 for proceeds of $800,000 and the General Partners anticipate that a sale of the second aircraft will be completed in the third quarter of 1995. The net proceeds from these sales will be retained in the Partnership's cash reserves pending the completion of an analysis of the cash needs for the Partnership's remaining aircraft.

In June 1995, TWA filed a pre-packaged reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. At a subsequent confirmation hearing held on August 2, 1995, the Bankruptcy Court confirmed the reorganization plan and TWA expects to emerge from Chapter 11 bankruptcy no later than August 31, 1995. It is presently unclear what impact, if any, this filing will have on the Partnership. TWA continues to lease the Partnership's remaining 727-200 Stage 2 non-advanced plane on a month-to-month basis and remains current on its lease payments to the Partnership. To date, TWA has not given any indication to the Partnership how long it will continue to lease the plane.

Delta gave notice to the Partnership in early April 1995 that it is exercising an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft in November 1995. While the General Partners are hopeful that a replacement lessee can be found for this aircraft, there can be no assurance that such efforts will be successful. In the event the aircraft is re-leased, it will likely be at a lower rate than the current monthly lease rate of $95,000.

The leases with Northwest for the Partnership's three DC-9-30 aircraft are scheduled to expire on January 31, 1996 (two aircraft) and April 21, 1996 (one aircraft). While the General Partners have recently commenced discussions with Northwest in an effort to negotiate lease extensions, there can be no assurances that any of the expiring leases will be extended.

At June 30, 1995, the Partnership had unrestricted cash and cash equivalents of $3,745,377, compared to $2,978,631 at December 31, 1994. The $766,746 increase in cash and cash equivalents is attributable to the proceeds received from the sale of the 727-200 non-advanced aircraft in June 1995, as discussed above.
The Partnership's restricted cash balance at June 30, 1995 of $1,047,475 remained unchanged from December 31, 1994. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of June 30, 1995, Continental had made principal payments on the loan totalling $77,469. Principal payments made on the loan by Continental during the first and second quarters of 1995, totalling $35,919, are the primary reason for the decrease in the Partnership's loan receivable balance, which totalled $225,056 at June 30, 1995, compared to $260,975 at December 31, 1994. Continental makes monthly lease payments to the Partnership of $180,000.

Accounts payable and accrued expenses totalled $344,231 at June 30, 1995, compared to $225,886 at December 31, 1994. The increase is primarily attributable to an initial deposit of $100,000 made to the Partnership by the purchaser of the 727-200 non-advanced plane which is expected to be sold in the third quarter of 1995.

On May 4, 1995, the Partnership paid a distribution to the Unitholders for the period from January 1, 1995 to March 31, 1995, in the amount of $1,103,693, or approximately $.23 per Unit. At June 30, 1995, the Partnership had a distribution payable to Unitholders of $1,144,121, or approximately $.24 per Unit. This amount reflects the 1995 second quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on August 3, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for distribution will be further reduced once TWA terminates the lease for the Partnership's remaining 727-200 aircraft. Distributions will be further impacted if efforts to re-lease the Partnership's 737-200 advanced aircraft are unsuccessful subsequent to the expiration of the current lease with Delta in November 1995, and if efforts to negotiate lease extensions with Northwest are unsuccessful prior to the expiration of the current leases for the Partnership's three DC-9-30 aircraft in January 1996 and April 1996, respectively.

Results of Operations

Substantially all of the Partnership's revenue for the six months ended June 30, 1995 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases and, to a lesser extent, the sale of the 727-200 non-advanced plane in June 1995.

For the three and six months ended June 30, 1995, the Partnership reported net income of $299,946 and $34,511, respectively, as compared to net losses of $14,270 and $489,787, respectively, for the corresponding periods in 1994. The increases are primarily attributable to a gain on the June 1995 sale of the 727-200 non-advanced plane totalling $489,286, partially offset by a decrease in rental income.

Rental income for the three and six months ended June 30, 1995 totalled $1,237,500 and $2,475,000, respectively, as compared to $1,500,000 and
$2,554,667, respectively, for the corresponding periods in 1994. The decreases are primarily due to the fourth quarter 1994 lease expirations of the two 727-200 non-advanced aircraft, formerly on-lease with TWA, partially offset by the lease agreement with Continental, which became effective on March 15, 1994.

Interest income for the three and six months ended June 30, 1995 was $64,590 and $123,401, respectively, as compared to $23,667 and $55,802, respectively, for the corresponding periods in 1994. The increases are due to an increase in the Partnership's invested cash balance, higher interest rates and interest income earned on the loan to Continental.

General and administrative expenses for the three and six months ended June 30, 1995 totalled $39,414 and $86,690, respectively, compared to $40,503 and $108,567, respectively, for the corresponding periods in 1994. The decrease for the six month period is primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the new lease agreement with Continental.

Operating expenses for the three and six months ended June 30, 1995 were $15,961 and $54,357, respectively, as compared to $8,857 and $42,978, respectively, for the corresponding periods in 1994. The increases are attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994.







PART II	OTHER INFORMATION


Items 1-5  Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

	(b)	Reports on Form 8-K - No reports on
		Form 8-K were filed during the
		quarter ended June 30, 1995



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					JETSTREAM II, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
                                        Administrative General Partner



Date:       August 14, 1995
                                        BY:        /s/ Moshe Braver
                                        Name:      Moshe Braver
                                        Title:     Director and President




Date:       August 14, 1995
                                        BY:        /s/ John Stanley
                                        Name:      John Stanley
                                        Title:     Vice President and
                                                   Chief Financial Officer