Form 10-Q
period 1995-09-30
JETSTREAM II L P
filed 1995-11-14
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995

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

Balance Sheets


                                September 30,           December 31,
Assets                                  1995                   1994

Aircraft, at adjusted cost      $26,877,000             $28,843,000
Less-accumulated depreciation    (7,820,316)             (5,451,744)

                                 19,056,684              23,391,256

Cash and cash equivalents         4,585,797               2,978,631
Restricted cash                   1,047,475               1,047,475
Accounts receivable                       0                   9,941
Loan receivable                     206,601                 260,975
Interest receivable                     680                     915

                Total Assets    $24,897,237             $27,689,193


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses        $   409,592             $   225,886
        Distribution payable      1,315,098               1,288,932
        Deferred revenue            160,833                 160,833

              Total Liabilities   1,885,523               1,675,651

Partners' Capital (Deficit):
   General Partners                (736,393)               (706,374)
   Limited Partners
   (4,837,505 units
   outstanding)                  23,748,107              26,719,916

     Total Partners'
     Capital                     23,011,714              26,013,542

       Total Liabilities
       and Partners'
       Capital                  $24,897,237             $27,689,193


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                   General          Limited
                                  Partners         Partners           Total

Balance at December 31, 1994    $ (706,374)     $26,719,916     $26,013,542
Net Income                           5,722          566,510         572,232
Cash distributions                 (35,741)      (3,538,319)     (3,574,060)

Balance at September 30, 1995   $ (736,393)     $23,748,107     $23,011,714


   Statements of Operations

                     Three months ended        Nine months ended
                        September 30,             September 30,
Income                1995        1994        1995            1994

Rental          $1,237,500  $1,500,000  $3,712,500      $4,054,667
Interest            77,545      26,090     200,946          81,892
Other                1,260       3,300       2,850           5,719
Gain on sale
of aircraft        593,730           0   1,083,016               0

 Total Income    1,910,035   1,529,390   4,999,312       4,142,278

Expenses

Depreciation     1,199,104   1,362,936   3,884,018       4,088,808
Management fees    119,054     128,897     347,859         354,155
General and
administrative      41,435      48,872     128,125         157,439
Operating           12,721       2,838      67,078          45,816

 Total Expenses  1,372,314   1,543,543   4,427,080       4,646,218

   Net Income
   (Loss)       $  537,721  $  (14,153) $  572,232      $ (503,940)

Net Income
(Loss) Allocated:

To the General
Partners        $    5,377  $     (141) $    5,722      $   (5,039)
To the Limited
Partners           532,344     (14,012)    566,510        (498,901)

                $  537,721  $  (14,153) $  572,232      $ (503,940)

Per limited
partnership unit
(4,837,505
outstanding)        $ 0.11      $ 0.00      $ 0.12         $ (0.10)


Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:          1995            1994

Net income (loss)                       $   572,232     $  (503,940)
Adjustments to reconcile
net income (loss) to net cash
provided by operating activities:
        Depreciation                      3,884,018       4,088,808
        Gain on sale of aircraft         (1,083,016)              0
        Restricted cash                           0       1,052,525
        Increase (decrease) in cash
        arising from changes
        in operating assets and
        liabilities:
                Accounts receivable           9,941               0
                Interest receivable             235           8,854
                Prepaid expenses                  0          22,074
                Accounts payable and
                accrued expenses            183,706          48,121
                Maintenance payable               0        (750,000)
                Deferred revenue                  0        (114,667)

Net cash provided by
operating activities                      3,567,116       3,851,775

Cash Flows from Investing Activities:

        Loan receivable                      54,374        (278,406)
        Proceeds from sale of aircraft    1,533,570               0

Net cash provided by (used for)
investing activities                      1,587,944        (278,406)

Cash Flows from Financing Activities:

        Cash distributions               (3,547,894)     (3,313,590)

Net cash used for financing activities   (3,547,894)     (3,313,590)

Net increase in cash and
cash equivalents                          1,607,166         259,779
Cash and cash equivalents
at beginning of period                    2,978,631       1,104,004

Cash and cash equivalents
at end of period                        $ 4,585,797     $ 1,363,783


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

(1) In June 1995, the General Partners sold aircraft N64321 formerly on lease with Trans World Airlines, Inc. ("TWA") for net sales proceeds of $776,000. The aircraft had a carrying value of $286,714 on the date of sale resulting in a gain on sale of $489,286. In September 1995, the General Partners sold aircraft N74317 formerly on lease with TWA for net proceeds of $757,570. The aircraft had a carrying value of $163,840 on the date of sale resulting in a gain on sale of $593,730.

(2) The leases with Northwest for the Partnership's three DC-9-30 aircraft were previously scheduled to expire on January 1, 1996 (two aircraft) and April 21, 1996 (one aircraft). The General Partners recently reached an agreement with Northwest to extend each of the leases for a term of one year. Under the terms of the extensions, Northwest will continue to make monthly lease payments to the Partnership of $35,000 per aircraft.

(3) Delta gave notice to the Partnership in early April 1995 that it would exercise an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft on November 30, 1995. However, an agreement was reached with Delta in November 1995 to amend and extend the current lease until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the prior lease rate of $95,000 per month, it is in line with prevailing market rates. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the new expiration date as it did under the previous lease agreement.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1995, the Partnership had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). As discussed below, the General Partners completed a sale in September 1995 of one of the two 727-200 non-advanced aircraft which TWA returned to the Partnership in the fourth quarter of 1994. The other aircraft was sold in June 1995. At September 30, 1995, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

The General Partners had been attempting to re-lease two of the Partnership's 727-200 Stage 2 non-advanced aircraft, which were returned by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. However, in light of the extremely competitive and deteriorated operating environment, particularly for older Stage 2 aircraft, such efforts were unsuccessful. Accordingly, one of the aircraft was sold in June 1995 for net sales proceeds of $776,000 and the second was sold in September 1995 for net sales proceeds of $757,570. The net proceeds from these sales are being retained in the Partnership's cash reserves pending the completion of an analysis of the cash needs for the Partnership's remaining aircraft. TWA continues to lease the Partnership's remaining 727-200 Stage 2 non-advanced plane on a month-to-month basis and remains current on its lease payments. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the plane.

Delta gave notice to the Partnership in early April 1995 that it would exercise an option under the current lease agreement to terminate the lease for the Partnership's 737-200 advanced aircraft on November 30, 1995. However, an agreement was reached with Delta in November 1995 to amend and extend the current lease until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the prior lease rate of $95,000 per month, it is in line with prevailing market rates. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the new expiration date as it did under the previous lease agreement.

The leases with Northwest for the Partnership's three DC-9-30 aircraft were previously scheduled to expire on January 1, 1996 (two aircraft) and April 21, 1996 (one aircraft). The General Partners recently reached an agreement with Northwest to extend each of the leases for a term of one year. Under the terms of the extensions, Northwest will continue to make monthly lease payments to the Partnership of $35,000 per aircraft.

At September 30, 1995, the Partnership had unrestricted cash and cash equivalents of $4,585,797, compared to $2,978,631 at December 31, 1994. The $1,607,166 increase in unrestricted cash and cash equivalents is primarily attributable to the proceeds received from the sale of the two 727-200 non-advanced aircraft in June 1995 and September 1995 as discussed above. The Partnership's restricted cash balance at September 30, 1995 of $1,047,475 remained unchanged from December 31, 1994. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining terms of the lease, plus 4.25 percent. As of September 30, 1995, Continental had made principal payments on the loan totalling $95,924. Principal payments made on the loan by Continental during the first nine months of 1995, totalling $54,374, are the reason for the decrease in the Partnership's loan receivable balance, which totalled $206,601 at September 30, 1995, compared to $260,975 at December 31, 1994. Continental makes monthly lease payments to the Partnership of $180,000.

Accounts payable and accrued expenses totalled $409,592 at September 30, 1995, compared to $225,886 at December 31, 1994. The increase is primarily attributable to management and re-leasing fees earned by the General Partners which were unpaid as of September 30, 1995, and a sales fee earned by a General Partner as a result of the June 1995 and September 1995 sales of the two 727-200 aircraft formerly on-lease to TWA.

On August 3, 1995, the Partnership paid a distribution to the Unitholders for the period from April 1, 1995 to June 30, 1995, in the amount of $1,144,121, or approximately $.24 per Unit. At September 30, 1995, the Partnership had a distribution payable to Unitholders of $1,290,506 or approximately $.27 per Unit. This amount reflects the 1995 third quarter cash distribution which was funded from cash flow from operations. This distribution was subsequently paid on November 2, 1995.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for distribution will be further reduced once TWA terminates the lease for the Partnership's remaining 727-200 aircraft.

Results of Operations

Substantially all of the Partnership's revenue for the nine months ended September 30, 1995 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases and, to a lesser extent, the sales of the 727-200 non-advanced planes in June 1995 and September 1995.

For the three and nine months ended September 30, 1995, the Partnership reported net income of $537,721 and $572,232, respectively, as compared to net losses of $14,153 and $503,940, respectively, for the corresponding periods in 1994. The increase for the three-month period is primarily attributable to a gain on the September 1995 sale of a 727-200 non-advanced plane totalling $593,730. The increase for the nine-month period is primarily attributable to the gains on the sale of two aircraft in June and September 1995, respectively, which together, totalled $1,083,016. The increases for both periods were partially offset by decreases in rental income.

Rental income for the three and nine months ended September 30, 1995 totalled $1,237,500 and $3,712,500, respectively, as compared to $1,500,000 and
$4,054,667 for the respective periods in 1994. The decreases are primarily due to the fourth quarter 1994 lease expirations and subsequent sale of two 727-200 non-advanced aircraft, formerly on-lease with TWA, partially offset by the lease agreement with Continental, which became effective on March 15, 1994.

Interest income for the three and nine months ended September 30, 1995 was $77,545 and $200,946, respectively, as compared to $26,090 and $81,892 for the respective periods in 1994. The increases are due to an increase in the Partnership's invested cash balance, higher interest rates and interest income earned on the loan to Continental.

Depreciation expense for the three and nine months ended September 30, 1995 was $1,199,104 and $3,884,018, respectively, as compared to $1,362,936 and
$4,088,808 for the respective periods in 1994. The decreases are primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995.

Management fees for the three and nine months ended September 30, 1995 totalled $119,054 and $347,859, respectively, as compared to $128,897 and $354,155 for the respective periods in 1994. Management fees are based on rental income and operating revenue. The decreases are primarily attributable to a decrease in rental income during the 1995 periods, as discussed above.

General and administrative expenses for the three and nine months ended September 30, 1995 totalled $41,435 and $128,125, respectively, compared to $48,872 and $157,439 for the respective periods in 1994. The decreases are primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the new lease agreement with Continental.

Operating expenses for the three and nine months ended September 30, 1995 were $12,721 and $67,078, respectively, as compared to $2,838 and $45,816 for the respective periods in 1994. The increases are attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994.



PART II	OTHER INFORMATION


Items 1-5   Not applicable

Item 6      Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					JETSTREAM II, L.P.

		              	BY:	JET AIRCRAFT LEASING INC.
                                        Administrative General Partner



Date:  November 14, 1995
                                BY:         /s/ Moshe Braver
                                Name:           Moshe Braver
                                Title:          Director and President




Date:       November 14, 1995
                                 BY:        /s/ John Stanley
                                 Name:          John Stanley
                                 Title:         Vice President and
                                                Chief Financial Officer