Form 10-K
period 1995-12-31
JETSTREAM II L P
filed 1996-03-29
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995 or Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee Required] For the transition period from to

Commission file number:  0-16838


	JETSTREAM II, L.P.
	Exact name of registrant as specified in its charter


Delaware
State or other jurisdiction             84-1068932
of incorporation or organization        I.R.S. Employer Identification No.

Attn: Andre Anderson, 3 World Financial Center,
29th Floor, New York, New York                          10285
Address of principal executive offices                  Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

Annual Report to Unitholders for the year ended December 31, 1995 (Portions of Parts I, II, III & IV).

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

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1995, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the "Portfolio Review" section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.

On November 10, 1987, the Partnership commenced an offering (the "Offering") on a "best efforts basis" of $96,750,000 of limited partnership depositary units ("Units"). The closing of the offering occurred on February 24, 1988, with a total of 4,837,505 Units being sold at a price of $20.00 per Unit, for a total of approximately $96,750,000. The net proceeds of the offering after payment of offering and organization costs and acquisition fees aggregated $85,938,000.

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

The following table describes the Partnership's portfolio of Aircraft as of December 31, 1995. This table provides certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircrafts' usage, age and lease rate, the credit worthiness of the lessee, government maintenance and noise regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to the "Portfolio Review" section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 for a discussion of the lease terms for each Aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 for an overview of the aircraft leasing industry.

                                                        Estimated                               Cumulative Cumulative
Aircraft Model          Acquisition     Net Book        Market         Lease         Noise      Flight     Flight
Year Delivered  Lessee  Cost (1)        Value (2)       Value(3)       Expiration(4) Compliance Cycles(5)  Hours(5)
B-727-200       TWA     $ 5,451,231     $0              $   818,500    N/A(6)        Stage 2    43,760     65,070
1969

DC-9-30         Nrthwst $ 7,230,460     $ 1,139,992     $ 2,506,000    4/21/97       Stage 2    57,670     59,275
1968

DC-9-30         Nrthwst $ 7,230,460     $ 1,139,992     $ 2,143,000    1/31/97       Stage 2    73,740     68,900
1970

DC-9-30         Nrthwst $ 7,230,461     $ 1,139,992     $ 2,534,000    1/31/97       Stage 2    61,230     56,965
1970

MD-80 Series    Contntl $27,313,020     $11,018,416     $16,540,000    3/15/98       Stage 3    13,740     27,610
1986

B-737-200 ADV   Delta   $14,380,390     $ 3,501,104     $ 5,585,000    9/30/99       Stage 2    33,490     51,760
1979

TOTALS                  $68,836,022     $17,939,496     $30,126,500

NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)	As of December 31, 1995.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4)	Lease expiration dates do not include renewal options.

(5)	As of February 8, 1996.

(6) TWA currently leases the Partnership's remaining 727-200 non-advanced aircraft on a month-to-month basis. The Partnership's two 727-200 non-advanced aircraft which were returned by TWA in the fourth quarter of 1994 were subsequently sold by the Partnership in June 1995 and September 1995 for net proceeds of $1,533,570.


Aging Aircraft Maintenance - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, has adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hour and chronological age thresholds.

The Partnership's B-727-200 non-advanced aircraft, which is currently on-lease to TWA, is subject to AD's mandating structural modification. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

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

In negotiating future leases or in selling aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the status of availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's Aircraft effect such modifications under the terms of the current or future operating leases.

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

Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act") which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide, among other things, phase-out and non-addition rules under which the number of Stage 2 aircraft operated by domestic carriers were limited to 75% of 1990 base levels by the end of 1994, with further reductions to 50% of 1990 base levels by the end of 1996, 25% of 1990 base levels by the end of 1998 and ultimately to 0% by December 31, 1999. The Regulations would allow the issuance of transferable Stage 2 operating rights that expire in increments over the life of the phase-out period. These transferable rights would allow an operator that at any time reduced its Stage 2 fleet below that required by the phase-out schedule to transfer the "unused" base level to another operator.

Several modification programs to hushkit or re-engine an aircraft to meet Stage 3 requirements have been announced, including programs for the B-727 series, the B-737 and the DC-9 series. Hushkitting is a procedure for retrofitting existing engines to comply with Stage 3 requirements. Re-engining is the replacement of existing engines with technologically-advanced engines complying with Stage 3 requirements. The decision whether to hushkit or re-engine an aircraft will depend upon a variety of factors, including, without limitation, the differential effects of the two approaches on the operating costs of the aircraft, the relative costs and feasibility of the two approaches and the General Partners' assessment of the remaining useful life and fair market value of the aircraft. Where available, hushkits currently cost up to $3.0 million per aircraft while the costs of re-engining programs are significantly higher. No assurances are possible in respect to the actual cost which the Partnership would be required to pay in order to effect a hushkit or re-engining modification as now available or as may be developed in the future. Of the Partnership's five Stage 2 aircraft, the General Partners do not believe that it would be economically viable to hushkit the 727-200 non-advanced aircraft currently on-lease to TWA.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. In 1989, the European Economic Community adopted a non-addition rule which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which are in operation before November 1, 1990, although adoption of rules requiring eventual phase-out of Stage 2 aircraft in the member countries is anticipated. The Partnership does not currently have any aircraft on lease to airlines outside the United States. The effect of these regulations limits the market for these aircraft unless they are hushkitted to comply with Stage 3 requirements.

Competition
The aircraft leasing industry is highly competitive and the success of any lessor is largely dependent primarily upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

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

Within this intensely competitive environment, the General Partners' ability to renew leases or to sell the Aircraft owned by the Partnership is dependent upon among other factors: (a) general economic conditions and economic conditions affecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential lessee's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the lessee or potential lessee of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing General Partner to effectively market the aircraft. It is possible that any future lease renewals might be at lower lease rates than the Partnership currently receives, adversely impacting revenue.

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.

Item 2.  Properties
Incorporated by reference to the "Portfolio Review" section and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 3.  Legal Proceedings
The Partnership has filed an administrative claim against Pan American World Airways, Inc. ("Pan Am") in the Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership is seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. Given the status of Pan Am's estate, the General Partners are doubtful that the Partnership will obtain a significant recovery.


Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

PART II


Item 5. Market for Partnership's Limited Partnership Interest and Related Security Holder Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1995, the number of Unitholders was 6,943.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the inside front cover, the Message to Investors and Note 6 of the Notes to Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 6.  Selected Financial Data
Incorporated by reference to the "Financial Results" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Liquidity and Capital Resources

As of December 31, 1995, all six of the Partnership's aircraft were on-lease. There were three aircraft on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on-lease to Trans World Airlines, Inc. ("TWA"), one aircraft on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft on-lease to Continental Airlines, Inc. ("Continental").

The Partnership recently reached an agreement in principle to a lease modification with Northwest which, when executed, will extend the current leases for a term of 10 years from the scheduled lease expiration dates in January 1997 (two aircraft) and April 1997 (one aircraft). Northwest will continue to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the anticipated lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. This will enable the aircraft to continue to fly in the United States beyond December 31, 1999 -- the phase-out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the lease. The General Partners believe this is a positive development for the Partnership since the proposed lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future. In light of the fact that Northwest will be funding costs associated with hushkitting the aircraft, the General Partners are currently analyzing the Partnership's future cash requirements to determine if any of the Partnership's cash currently in reserve can be included in a future distribution to Unitholders.

TWA continues to lease the Partnership's remaining 727-200 Stage 2 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500 per aircraft. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. Once the aircraft is returned to the Partnership, the General Partners believe that it will be very difficult to re-lease it to another airline.

An agreement was reached with Delta in November 1995 to amend and extend the current lease for the Partnership's 737-200 advanced aircraft until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the previous rate of $95,000 per month, it is in line with prevailing market rates. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the expiration date as it did under the previous lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of December 31, 1995, Continental had made principal payments on the loan totalling $114,796. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $187, 729 at December 31, 1995 as compared to $260,975 at December 31, 1994. Continental makes monthly lease payments to the Partnership of $180,000.

The Partnership is faced with an intensely competitive environment in the aircraft leasing industry which has had a material impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates in recent years, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been either renewed or extended.

At December 31, 1995, the Partnership had unrestricted cash and cash equivalents of $4,282,580 as compared to $2,978,631 at December 31, 1994. The $1,303,949 increase in unrestricted cash and cash equivalents is mainly attributable to proceeds received from the sale of the two 727-200 non-advanced aircraft in June 1995 and September 1995, formerly on-lease to TWA. The Partnership's restricted cash balance at December 31, 1995 of $1,047,475 remained unchanged from December 31, 1994. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

During the year ended December 31, 1995, the Partnership paid distributions to the Unitholders for the period from October 1, 1994 to December 31, 1994 and for the first three quarters of 1995, in the amounts of $1,276,043 and $3,538,320, respectively, which represents approximately $.26 and approximately $.73 per Unit, respectively. At December 31, 1995, the Partnership had a distribution payable to Unitholders of $1,001,763, or approximately $.21 per Unit. This amount reflects the 1995 fourth quarter cash distribution to Unitholders which was funded from cash flow from operations. This distribution was subsequently paid on February 2, 1996. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

On March 18, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations

Substantially all of the Partnership's revenue during 1995 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The majority of the balance of the Partnership's revenue consisted of interest income.

1995 compared to 1994
For the twelve months ended December 31, 1995, the Partnership reported net income of $608,971 as compared to a net loss of $575,105 for the corresponding period in 1994. The increase is primarily attributable to a $1,083,016 gain on the sale of the two 727-200 non-advanced aircraft in June and September 1995, respectively, which were formerly on-lease to TWA. This increase was partially offset by a decrease in rental income.

Rental income for the twelve months ended December 31, 1995 totalled $4,927,500 as compared to $5,417,086 for the corresponding period in 1994. The decrease is primarily due to the fourth quarter 1994 lease expirations and subsequent sale of the two 727-200 non-advanced aircraft formerly on lease to TWA and, to a lesser extent, the reduction of the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft effected in November 1995.

Interest income for the twelve months ended December 31, 1995 totalled $282,782 as compared to $134,581 for the corresponding period in 1994. The increase is attributable to an increase in the Partnership's invested cash balance, higher interest rates and interest income earned on the loan to Continental.

Other Income totalled $3,720 for the twelve months ended December 31, 1995 as compared to $55,380 for the year ended December 31, 1994. The higher balance in 1994 primarily represents a reimbursement made to the Partnership as settlement for damage done to the landing gear of the Partnership's MD-80 Series aircraft while it was in storage prior to being re-leased to Continental in February 1994.

Depreciation expense for the twelve months ended December 31, 1995 totalled $5,001,206 as compared to $5,451,744 for the corresponding period in 1994. The decrease is primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995.

General and administrative expenses for the twelve months ended December 31, 1995 were $156,043 as compared to $193,698 for the corresponding period in 1994. The decrease is primarily attributable to legal expenses which were incurred in the first quarter of 1994 in connection with the lease agreement with Continental.

Operating expenses for the twelve months ended December 31, 1995 totalled $73,128 as compared to $56,937 for the corresponding period in 1994. The increase is primarily attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft which were returned to the Partnership by TWA subsequent to the respective lease expirations in the fourth quarter of 1994.

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

Item 8.  Financial Statements and Supplementary Data
Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


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

Certain officers and directors of Jet Aircraft Leasing, Inc. are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. Those partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

John D. Stanley, 33, Vice President, has worked with the Diversified Asset Group since October 1988. Mr. Stanley received a B.A. in Economics from the University of Wisconsin-Madison in 1984 and a Master of Management Degree from Northwestern University in 1988. From 1984 to 1986, Mr. Stanley worked as a Financial Analyst for Kidder, Peabody and Co.

	CIS Aircraft Partners, Inc.

        Name                    Office
	Thomas J. Prinzing	Director and President
	Frank J. Corcoran	Director, Vice President and Treasurer
	Robin A. Konicek	Vice President
	Susan E. Weatherwax	Secretary

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

Thomas J. Prinzing, 50, is President of CIS Aircraft Partners, Inc. and of Continental Information Systems Corporation. From 1991 to December 1995, Mr. Prinzing was President of CIS Aircraft Partners, Inc. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Frank J. Corcoran, 45, joined CIS Corporation in November 1994 as Senior Vice President and Chief Financial Officer. From 1992 until joining CIS Corporation, Mr. Corcoran was Vice President and General Manager of Unisys Finance Corporation, an equipment leasing and finance subsidiary of Unisys Corporation. Previously, he served as Chief Financial Officer and Controller of Unisys Finance Corporation. Prior to that, Mr. Corcoran held positions of Corporate Tax Manager at Unisys Corporation; Controller, U.S. Operations of Lucas Industries, Inc.; Financial Analyst with Detroit Edison Company; and a Senior Accountant with KPMG Peat Marwick. Mr. Corcoran holds a B.S. in Business Administration from Wayne State University, an M.S. in Taxation from Walsh College, and is a Certified Public Accountant.

Robin A. Konicek, 39, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.

Susan E. Weatherwax, 38, is Senior Counsel and Assistant Secretary of CIS Corporation. She has been employed at CIS Corporation since August 1987 and prior to that served as Corporate Counsel of United Computer Capital Corporation. Ms. Weatherwax received a Bachelor of Arts degree from Indiana University and her Juris Doctor from Syracuse University College of Law.


Item 11.  Executive Compensation
No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners. As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b) Security ownership of management. The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CAP), owns 5 Units.

None of the directors or officers of the General Partners owned any Units as of December 31, 1995.

(c) Changes in control. Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions
The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. For additional information on fees paid to the General Partners and affiliates, reference is made to Note 7 of the Notes to the Financial Statements on page 10 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


	(a)(1)	Financial Statements:
                                                                Page
                                                                Number

        Balance Sheets - December 31, 1995 and 1994             (1)

        Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1995, 1994 and 1993    (1)

        Statements of Operations - For the years ended
        December 31, 1995, 1994 and 1993                        (1)

        Statements of Cash Flows - For the years ended
        December 31, 1995, 1994 and 1993                        (1)

        Notes to Financial Statements                           (1)

        Report of Independent Public Accountants                (1)

        (1)  Incorporated by reference to the Partnership's
        Annual Report to Unitholders for the year ended
        December 31, 1995.

	2.	Financial Statement Schedules:
                No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

	3.	Exhibits:

                (3) Articles of Incorporation and bylaws (Incorporated by reference to the Partnership's Prospectus filed with the Commission on April 17, 1987.)

                (4)     Depositary Agreement (Incorporated by reference to
                Exhibit 4.5 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (10)    Escrow Agreement (Incorporated by reference to Exhibit
                10.12 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

                (13) Annual Report to Unitholders for the year ended December 31, 1995.

		(27)	Financial Data Schedule

        (b) The Partnership filed no current reports on Form 8-K during the fourth quarter of the period covered on this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETSTREAM II, L.P.

                BY:     Jet Aircraft Leasing Inc.
                        Administrative General Partner

Date:  March 22, 1996

                BY:     /s/ Moshe Braver
                Name:       Moshe Braver
                Title:      Director and President


                BY:     CIS Aircraft Partners, Inc.
                        Managing General Partner


Date:  March 22, 1996
                BY:     /s/ Thomas J. Prinzing
                Name:       Thomas J. Prinzing
                Title:      Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                CIS AIRCRAFT PARTNERS, INC.
                A General Partner

Date:  March 22, 1996

                BY:     /s/ Thomas J. Prinzing
                            Thomas J. Prinzing
                            Director and President

Date:  March 22, 1996

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



                        JET AIRCRAFT LEASING INC.
                        A General Partner


Date:  March 22, 1996

                        BY:/s/ Moshe Braver
                               Moshe Braver
                               Director and President


Date:  March 22, 1996

                        BY:/s/ John Stanley
                               John Stanley
                               Vice President and
                               Chief Financial Officer


JetStream II, L.P.
EXHIBIT 13

JetStream II, L.P.
1995 Annual Report