Form 10-Q
period 1996-03-31
JETSTREAM II L P
filed 1996-05-15
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16838


                               JETSTREAM II, L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                           84-1068932
State or Other Jurisdiction                             I.R.S. Employer
of Incorporation or Organization                       Identification No.



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____



Balance Sheets
                                              At March 31,     At December 31,
                                                     1996                1995

Assets
Aircraft, at cost                            $ 26,877,000        $ 26,877,000
Less accumulated depreciation                  (9,927,812)         (8,937,504)
                                               16,949,188          17,939,496
Cash and cash equivalents                       4,404,048           4,282,580
Restricted cash                                 1,047,475           1,047,475
Loan receivable                                   168,442             187,729
Interest receivable                                   591                 658
  Total Assets                               $ 22,569,744        $ 23,457,938

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $    258,731        $    256,152
  Distribution payable                          1,133,350           1,011,882
  Deferred revenue                                153,333             153,333
Total liabilities                               1,545,414           1,421,367

Partners' Capital (Deficit):
 General Partners                                (756,265)           (746,143)
 Limited Partners(4,837,505 units outstanding) 21,780,595          22,782,714
    Total Partners' Capital                    21,024,330          22,036,571
    Total Liabilities and Partners' Capital  $ 22,569,744        $ 23,457,938



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                          General       Limited
                                         Partners      Partners          Total
Balance at December 31, 1995           $ (746,143) $ 22,782,714   $ 22,036,571
Net income                                  1,211       119,898        121,109
Cash distributions                        (11,333)   (1,122,017)    (1,133,350)
Balance at March 31, 1996              $ (756,265) $ 21,780,595   $ 21,024,330



Statements of Operations
For the three months ended March 31,                    1996              1995
Income
Rental                                           $ 1,192,500       $ 1,237,500
Interest                                              75,497            58,811
Other                                                  1,030               875
  Total income                                     1,269,027         1,297,186

Expenses
Depreciation                                         990,308         1,362,936
Management fees                                      111,368           114,013
General and administrative                            46,242            47,276
Operating                                                ---            38,396
  Total expenses                                   1,147,918         1,562,621
  Net income (loss)                              $   121,109       $  (265,435)

Net Income (Loss) Allocated:
To the General Partners                          $     1,211       $    (2,654)
To the Limited Partners                              119,898          (262,781)
                                                 $   121,109       $  (265,435)
Per limited partnership unit
(4,837,505 outstanding)                                 $.02             $(.05)



Statements of Cash Flows
For the three months ended March 31,                    1996              1995

Cash Flows From Operating Activities
Net income (loss)                                $   121,109       $  (265,435)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation                                       990,308         1,362,936
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Accounts receivable                                  ---             9,941
    Interest receivable                                   67                63
    Accounts payable and accrued expenses              2,579           (10,496)
Net cash provided by operating activities          1,114,063         1,097,009

Cash Flows From Investing Activities
Loan receivable                                       19,287            17,832
Net cash provided by investing activities             19,287            17,832

Cash Flows From Financing Activities
Cash distributions                                (1,011,882)       (1,288,932)
Net cash used for financing activities            (1,011,882)       (1,288,932)
Net increase (decrease) in cash and
 cash equivalents                                    121,468          (174,091)
Cash and cash equivalents, beginning of period     4,282,580         2,978,631
Cash and cash equivalents, end of period         $ 4,404,048       $ 2,804,540



Notes to the Financial Statements
The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of March 31, 1996, the Partnership had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). At March 31, 1996, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

During the first quarter of 1996, the Partnership reached an agreement in principle with Northwest to extend the current leases for the Partnership's three DC-9-30 non-advanced aircraft for a term of 10 years from the scheduled lease expiration dates in January 1997 (one aircraft) and April 1997 (two aircraft). Northwest will continue to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the anticipated lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. This will enable the aircraft to continue to fly in the United States beyond December 31, 1999 -- the phase- out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of hushkitting and, in turn, will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the leases. The General Partners believe that the proposed lease extensions and huskitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

TWA continues to lease the Partnership's remaining 727-200 Stage 2 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. Once the aircraft is returned to the Partnership, the General Partners believe that it will be very difficult to re-lease it to another airline.

An agreement was reached with Delta in November 1995 to amend and extend the current lease for the Partnership's 737-200 advanced aircraft until September 30, 1999 at a monthly lease rate of $80,000. While this rate represents a decline from the previous rate of $95,000 per month, it was representative of prevailing market rates at the time. Under the terms of the amended lease, Delta does not have the option of returning the aircraft prior to the expiration date as it did under the previous lease agreement.

At March 31, 1996, the Partnership had unrestricted cash and cash equivalents of $4,404,048, compared to $4,282,580 at December 31, 1995. The $121,468 increase is primarily due to cash flow from operations during the first quarter of 1996 exceeding the 1995 fourth quarter distribution paid to the partners on February 2, 1996. The Partnership's restricted cash balance of $1,047,475 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives mandated by the Federal Aviation Administration, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of March 31, 1996, Continental had made principal payments on the loan totalling $134,083. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $168,442 at March 31, 1996 as compared to $187,729 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000.

On February 2, 1996, the Partnership paid a distribution to the Unitholders for the period from October 1, 1995 to December 31, 1995 in the amount of $1,001,763, or approximately $.21 per Unit. At March 31, 1996, the Partnership had a distribution payable to Unitholders of $1,122,017, or approximately $.23 per Unit. Such amount reflects the 1996 first quarter distribution which was funded from cash flow from operations. This distribution was subsequently paid on May 10, 1996.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which it is currently being leased from the Partnership on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the three months ended March 31, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1996 consisted primarily of interest income.

For the three months ended March 31, 1996, the Partnership generated net income of $121,109, compared to a net loss of $265,435 for the corresponding period in 1995. The change from net loss to net income is primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995, which had previously been on-lease to TWA.

Rental income for the three months ended March 31, 1996 was $1,192,500, compared to $1,237,500 for the corresponding period in 1995. The slight decrease is primarily due to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

Interest income for the three months ended March 31, 1996 was $75,497, compared to $58,811 for the corresponding period in 1995. The increase is primarily attributable to an increase in the Partnership's invested cash balance.

Depreciation expense for the three months ended March 31, 1996 totalled $990,308, compared to $1,362,936 for the corresponding period in 1995. The decrease is primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995 as discussed above and one of the Partnership's aircraft being fully depreciated in 1995.

Operating expenses for the three months ended March 31, 1996 totalled $0, compared to $38,396 for the corresponding period in 1995. The balance in the 1995 period is primarily attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft during 1995 which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. The aircraft were subsequently sold in June 1995 and September 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K -

               On March 18, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      JETSTREAM II, L.P.
                                 BY:  JET AIRCRAFT LEASING INC.
                                      General Partner


Date: May 13, 1996               BY:   /s/ Moshe Braver
                                 Name:     Moshe Braver
                                 Title:    Director and President

Date: May 13, 1996               BY:   /s/ John Stanley
                                 Name:     John Stanley
                                 Title:    Vice President and
                                           Chief Financial Officer