Form 10-Q
period 1996-06-30
JETSTREAM II L P
filed 1996-08-14
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16838


                               JETSTREAM II, L.P.
              Exact Name of Registrant as Specified in its Charter


          Delaware                                     84-1068932
State or Other Jurisdiction of                       I.R.S. Employer
Incorporation or Organization                       Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                      10285
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


Balance Sheets                                    At June 30,  At December 31,
                                                        1996             1995
Assets
Aircraft, at cost:                               $26,877,000      $26,877,000
Less accumulated depreciation                    (10,918,120)      (8,937,504)
                                                  15,958,880       17,939,496
Cash and cash equivalents                          4,444,715        4,282,580
Restricted cash                                    1,047,475        1,047,475
Loan receivable                                      148,839          187,729
Interest receivable                                      489              658
        Total Assets                             $21,600,398      $23,457,938
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $   249,502      $   256,152
  Distribution payable                             1,174,017        1,011,882
  Deferred revenue                                   153,333          153,333
        Total Liabilities                          1,576,852        1,421,367

Partners' Capital (Deficit):
 General Partners                                   (766,274)        (746,143)
 Limited Partners (4,837,505 units outstanding)   20,789,820       22,782,714
        Total Partners' Capital                   20,023,546       22,036,571
        Total Liabilities and Partners' Capital  $21,600,398      $23,457,938



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                     General          Limited
                                    Partners         Partners         Total
Balance at December 31, 1995       $(746,143)     $22,782,714   $22,036,571
Net income                             2,943          291,399       294,342
Cash distributions                   (23,074)      (2,284,293)   (2,307,367)
Balance at June 30, 1996           $(766,274)     $20,789,820   $20,023,546



Statements of Operations
                                         Three months            Six Months
                                        ended June 30,         ended June 30,
                                      1996        1995       1996        1995
Income
Rental                          $1,192,500  $1,237,500  $2,385,000 $2,475,000
Interest                            74,281      64,590     149,778    123,401
Other                               42,325         715      43,355      1,590
  Total income                   1,309,106   1,302,805   2,578,133  2,599,991

Expenses
Depreciation                       990,308   1,321,978   1,980,616  2,684,914
Management fees                    113,304     114,792     224,672    228,805
General and administrative          32,261      39,414      78,503     86,690
Operating                              ---      15,961         ---     54,357
  Total expenses                 1,135,873   1,492,145   2,283,791  3,054,766
Income (loss) from operations      173,233    (189,340)    294,342   (454,775)

Other Income
Gain on sale of aircraft               ---     489,286         ---    489,286
Net Income                      $  173,233  $  299,946  $  294,342  $  34,511

Net Income Allocated:
To the General Partners         $    1,732  $    2,999  $    2,943  $     345
To the Limited Partners            171,501     296,947     291,399     34,166
                                $  173,233  $  299,946  $  294,342  $  34,511
Per limited partnership unit
(4,837,505 outstanding)               $.04        $.06        $.06       $.01



Statements of Cash Flows
For the six months ended June 30,                          1996         1995
Cash Flows From Operating Activities
Net income                                           $  294,342   $   34,511
Adjustments to reconcile net income to net cash
provided by operating activities:
 Gain on sale of aircraft                                   ---     (489,286)
 Depreciation                                         1,980,616    2,684,914
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
   Accounts receivable                                      ---        9,941
   Interest receivable                                      169          175
   Accounts payable and accrued expenses                 (6,650)     118,345
Net cash provided by operating activities             2,268,477    2,358,600
Cash Flows From Investing Activities
Loan receivable                                          38,890       35,919
Proceeds from sale of aircraft - net                        ---      776,000
Net cash provided by investing activities                38,890      811,919
Cash Flows From Financing Activities
Cash distributions                                   (2,145,232)  (2,403,773)
Net cash used for financing activities               (2,145,232)  (2,403,773)
Net increase in cash and cash equivalents               162,135      766,746
Cash and cash equivalents, beginning of period        4,282,580    2,978,631
Cash and cash equivalents, end of period             $4,444,715   $3,745,377



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
As of June 30, 1996, the Partnership had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). At June 30, 1996, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations. The Partnership is faced with an extremely competitive environment in the aircraft leasing industry which has had a material negative impact on the business of the Partnership. In particular, the large oversupply of aircraft available for lease has resulted in significant reductions in market lease rates in recent years, thereby impacting the lease rates obtained by the Partnership as leases for the aircraft have been extended and as new leases have been executed.

During the first quarter of 1996, the Partnership reached an agreement in principle with Northwest to extend the current leases for the Partnership's three DC-9-30 non-advanced aircraft for a term of 10 years from the scheduled lease expiration dates in January 1997 (one aircraft) and April 1997 (two aircraft). Northwest will continue to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the anticipated lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. This will enable the aircraft to continue to fly in the United States beyond December 31, 1999 -- the phase- out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of hushkitting and, in turn, will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the leases. The General Partners believe that the proposed lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future. The General Partners currently anticipate that the agreement with Northwest will be finalized by the end of the third quarter of 1996.

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

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

At June 30, 1996, the Partnership had unrestricted cash and cash equivalents of $4,444,715, compared to $4,282,580 at December 31, 1995. The $162,135 increase is primarily due to cash flow from operations during the first and second quarters of 1996 exceeding the 1995 fourth quarter distribution paid to the partners on February 2, 1996 and the 1996 first quarter distribution paid to the partners on May 10, 1996. The Partnership's restricted cash balance of $1,047,475 remained unchanged from December 31, 1995. The Partnership's restricted cash is comprised of: (i) $750,000 which is to be used in connection with performing various airworthiness directives on the Partnership's three DC-9-30 aircraft currently on-lease to Northwest, and (ii) $297,475 which represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of June 30, 1996, Continental had made principal payments on the loan totalling $153,686. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $148,839 at June 30, 1996 as compared to $187,729 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000. On May 10, 1996, the Partnership paid a distribution to the Unitholders for the period from January 1, 1996 to March 31, 1996 in the amount of $1,122,017, or approximately $.23 per Unit. At June 30, 1996, the Partnership had a distribution payable to Unitholders of $1,162,276, or approximately $.24 per Unit. Such amount reflects the 1996 second quarter distribution which was funded from cash flow from operations. This distribution was subsequently paid on August 7, 1996.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which is currently being leased from the Partnership on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the six months ended June 30, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases.

For the three and six months ended June 30, 1996, the Partnership generated net income of $173,233 and $294,342, respectively, compared to net income of $299,946 and $34,511 for the corresponding periods in 1995. The decrease for the three month period is primarily attributable to a $489,286 gain recognized during the second quarter of 1995 as a result of the June 1995 sale of one of the 727-200 non-advanced aircraft formerly on- lease to TWA. No such gain was recognized in the second quarter of 1996. Excluding the gain on sale of aircraft, the Partnership recorded a loss from operations for the three months ended June 30, 1995 totalling $189,340, compared to income from operations of $173,233 for the corresponding period in 1996. The increase in net income (excluding the aforementioned gain on the June 1995 sale of the 727-200 aircraft formerly on-lease to TWA) for both the three and six month periods is primarily attributable to a decrease in depreciation expense.

Rental income for the three and six months ended June 30, 1996 was $1,192,500 and $2,385,000, respectively, compared to $1,237,500 and $2,475,000 for the corresponding periods in 1995. The slight decrease for both periods is primarily due to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

Interest income for the three and six months ended June 30, 1996 was $74,281 and $149,778, respectively, compared to $64,590 and $123,401 for the corresponding periods in 1995. The increases for both periods are primarily attributable to an increase in the Partnership's invested cash balance during the 1996 periods.

Other income for the three and six months ended June 30, 1996 totalled $42,325 and $43,355, respectively, compared to $715 and $1,590 for the corresponding periods in 1995. The increase for both periods is primarily attributable to a payment received by the Partnership as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Depreciation expense for the three and six months ended June 30, 1996 totalled $990,308 and $1,980,616, respectively, compared to $1,321,978 and $2,684,914 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995 formerly on-lease to TWA and one of the Partnership's aircraft being fully depreciated in 1995.

General and administrative expenses for the three and six months ended June 30, 1996 totalled $32,261 and $78,503, respectively, compared to $39,414 and $86,690 for the corresponding periods in 1995. The decrease for both periods is primarily attributable to lower salary reimbursement and other administrative costs.

Operating expenses for the three and six months ended June 30, 1996 totalled $0, compared to $15,961 and $54,357 for the corresponding periods in 1995. The balances in the 1995 periods are primarily attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft during 1995 which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. The aircraft were subsequently sold in June 1995 and September 1995.



Part II        Other Information

Item 1         Legal Proceedings

               The Partnership filed an administrative claim against Pan Am in Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled in the second quarter of 1996. The Partnership received $40,860 as settlement of this claim in April 1996.

Items 2-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               JETSTREAM II,  L.P.

                           BY: JET AIRCRAFT LEASING INC.
                               General Partner



Date: August 13, 1996          BY:  /s/ Moshe Braver
                               Name:    Moshe Braver
                                        Director and President




Date: August 13, 1996          BY:  /s/ John Stanley
                               Name:    John Stanley
                                        Vice President and
                                        Chief Financial Officer