Form 10-Q
period 1996-09-30
JETSTREAM II L P
filed 1996-11-14
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets                              At September 30,  At December 31,
                                                       1996             1995
Assets
Aircraft, at cost:                             $ 26,877,000     $ 26,877,000
Less accumulated depreciation                   (11,908,428)      (8,937,504)
                                                 14,968,572       17,939,496
Cash and cash equivalents                         5,144,866        4,282,580
Restricted cash                                     297,475        1,047,475
Loan receivable                                     128,837          187,729
Interest receivable                                     423              658

  Total Assets                                 $ 20,540,173     $ 23,457,938

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $    247,468     $    256,152
 Distribution payable                             4,544,866        1,011,882
 Deferred revenue                                   153,333          153,333

  Total Liabilities                               4,945,667        1,421,367

Partners' Capital (Deficit):
 General Partners                                  (795,228)        (746,143)
 Limited Partners (4,837,505 units outstanding)  16,389,734       22,782,714
  Total Partners' Capital                        15,594,506       22,036,571

  Total Liabilities and Partners' Capital      $ 20,540,173     $ 23,457,938



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                         General        Limited
                                        Partners       Partners        Total
Balance at December 31, 1995           $(746,143)   $22,782,714  $22,036,571
Net income                                 4,102        406,066      410,168
Cash distributions                       (53,187)    (6,799,046)  (6,852,233)
Balance at September 30, 1996          $(795,228)   $16,389,734  $15,594,506



Statements of Operations          Three months ended         Nine months ended
                                     September 30,             September 30,
                                  1996          1995         1996         1995
Income
Rental                      $1,192,500    $1,237,500   $3,577,500   $3,712,500
Interest                        74,179        77,545      223,957      200,946
Other                              880         1,260       44,235        2,850
  Total Income               1,267,559     1,316,305    3,845,692    3,916,296

Expenses
Depreciation                   990,308     1,199,104    2,970,924    3,884,018
Management fees                111,130       119,054      335,802      347,859
General and administrative      50,295        41,435      128,798      128,125
Operating                          ---        12,721          ---       67,078
  Total Expenses             1,151,733     1,372,314    3,435,524    4,427,080
Income (loss) from operations  115,826       (56,009)     410,168     (510,784)

Other Income
Gains on sale of aircraft          ---       593,730          ---    1,083,016
Net Income                  $  115,826    $  537,721   $  410,168   $  572,232

Net Income Allocated:
To the General Partners     $    1,159    $    5,377   $    4,102   $    5,722
To the Limited Partners        114,667       532,344      406,066      566,510
                            $  115,826    $  537,721   $  410,168   $  572,232
Per limited partnership unit
(4,837,505 outstanding)           $.02          $.11         $.08         $.12



Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities
Net income                                               $410,168     $572,232
Adjustments to reconcile net income to
net cash provided by operating activities:
 Restricted cash                                          750,000          ---
 Gains on sale of aircraft                                    ---   (1,083,016)
 Depreciation                                           2,970,924    3,884,018
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Accounts receivable                                         ---        9,941
  Interest receivable                                         235          235
  Accounts payable and accrued expenses                    (8,684)     183,706
Net cash provided by operating activities               4,122,643    3,567,116
Cash Flows From Investing Activities
Loan receivable                                            58,892       54,374
Proceeds from sale of aircraft - net                          ---    1,533,570
Net cash provided by investing activities                  58,892    1,587,944
Cash Flows From Financing Activities
Cash distributions                                     (3,319,249)  (3,547,894)
Net cash used for financing activities                 (3,319,249)  (3,547,894)
Net increase in cash and cash equivalents                 862,286    1,607,166
Cash and cash equivalents, beginning of period          4,282,580    2,978,631
Cash and cash equivalents, end of period               $5,144,866   $4,585,797



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

  (A) During the third quarter of 1996 the Partnership signed lease agreements with Northwest Airlines, Inc. ("Northwest") extending the current lease terms for the Partnership's three DC-9-30 non-advanced aircraft for a term of ten years from the previous scheduled expiration dates in January 1997 (two aircraft) and April 1997 (one aircraft). Northwest will continue to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. This will enable the aircraft to continue to fly in the United States beyond December 31, 1999, the phase- out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to fifty percent (50%) of the proceeds from the eventual sale of the aircraft.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of September 30, 1996, the Partnership had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). At September 30, 1996, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

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

In August 1996, the Partnership executed agreements with Northwest to extend the current leases for the Partnership's three DC-9-30 non-advanced aircraft for a term of 10 years from the scheduled lease expiration dates in January 1997 (two aircraft) and April 1997 (one aircraft). Northwest will continue to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. These upgrades will enable the aircraft to continue to fly in the United States beyond December 31, 1999 -- the phase-out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of hushkitting and, in turn, will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the leases. The General Partners believe that the lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of September 30, 1996, Continental had made cumulative principal payments on the loan totalling $173,688. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $128,837 at September 30, 1996 as compared to $187,729 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000.

At September 30, 1996, the Partnership had unrestricted cash and cash equivalents of $5,144,866, compared to $4,282,580 at December 31, 1995. The increase is primarily attributable to a reclassification of $750,000 from restricted cash to operating cash during the third quarter of 1996 in connection with the lease extensions executed with Northwest, as discussed above. To a lesser extent, the increase is also attributable to cash flow from operations during the third quarter of 1996 exceeding the 1995 fourth quarter distribution paid to the partners on February 2, 1996. The Partnership's restricted cash balance decreased from $1,047,475 at December 31, 1995 to $297,475 at September 30, 1996. The decrease is attributable to the aforementioned reclassification of $750,000 from restricted cash to operating cash in connection with the lease extensions executed with Northwest in August 1996. Such amount had previously been included in the Partnership's restricted cash to cover the cost of performing various airworthiness directives on the Partnership's three DC-9-30 aircraft on-lease to Northwest. Under the extended leases, Northwest is obligated to pay for all airworthiness directives required during the terms of the leases, therefore, the Partnership reclassified the $750,000 as operating cash. The Partnership's remaining restricted cash balance of $297,475 represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

On August 7, 1996, the Partnership paid a distribution to the Unitholders for the period from April 1, 1996 to June 30, 1996 in the amount of $1,162,276, or approximately $.24 per Unit. At September 30, 1996, the Partnership had a distribution payable to Unitholders of $1,112,926, or approximately $.23 per Unit. Such amount reflects the 1996 third quarter distribution which was funded from cash flow from operations. This distribution was subsequently paid on November 8, 1996. In addition to the regular quarterly distribution, the Partnership had a special distribution payable to Unitholders of $3,401,826, or approximately $.70 per Unit, as of September 30, 1996. The special distribution was paid to Unitholders on October 22, 1996 and was funded from cash that was previously held in reserve. The General Partners determined that a portion of the Partnership's cash reserves could be distributed as a result of Northwest's agreement to fund the costs associated with hushkitting the Partnership's three DC-9-30 aircraft as part of the lease extensions executed in August 1996 as discussed above.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which is currently being leased from the Partnership on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the nine months ended September 30, 1996 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases.

For the three and nine months ended September 30, 1996, the Partnership generated net income of $115,826 and $410,168, respectively, compared to net income of $537,721 and $572,232 for the corresponding periods in 1995. The decrease for the three month period is primarily attributable to a $593,730 gain recognized during the third quarter of 1995 as a result of the September 1995 sale of one of the 727-200 non-advanced aircraft formerly on-lease to TWA. No such gain was recognized in the third quarter of 1996. Excluding the gain on sale of aircraft, the Partnership recorded a loss from operations for the three months ended September 30, 1995 totalling $56,009, compared to income from operations of $115,826 for the corresponding period in 1996. The change from loss to income (excluding the aforementioned gain on the September 1995 sale of the 727-200 aircraft formerly on-lease to TWA) for the three month period is primarily attributable to a decrease in depreciation expense. The gain resulting from the September 1995 sale in addition to a gain realized from the June 1995 sale of another 727-200 non-advanced aircraft formerly on-lease to TWA are the primary reasons for the higher net income balance for the nine month period ended September 30, 1995. However, excluding these gains on sale of aircraft, the Partnership recorded a loss from operations for the nine months ended September 30, 1995 totalling $510,784, compared to income from operations for the nine months ended September 30, 1996 totalling $410,168. The increase in net income (excluding the aforementioned gains on the June 1995 and September 1995 sales of aircraft) for the nine month period is primarily attributable to a decrease in depreciation expense and, to a lesser extent, a decrease in operating expenses.

Rental income for the three and nine months ended September 30, 1996 was $1,192,500 and $3,577,500, respectively, compared to $1,237,500 and $3,712,500 for the corresponding periods in 1995. The decrease for both periods is primarily due to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

Interest income for the three and nine months ended September 30, 1996 was $74,179 and $223,957, respectively, compared to $77,545 and $200,946 for the corresponding periods in 1995. The increase for the nine month period is primarily attributable to an increase in the Partnership's invested cash balance during the 1996 period.

Other income for the three and nine months ended September 30, 1996 totalled $880 and $44,235, respectively, compared to $1,260 and $2,850 for the corresponding periods in 1995. The increase for the nine month period is primarily attributable to a payment received by the Partnership in the amount of $40,860 as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Depreciation expense for the three and nine months ended September 30, 1996 totalled $990,308 and $2,970,924, respectively, compared to $1,199,104 and $3,884,018 for the corresponding periods in 1995. The decreases for both periods are primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995 formerly on lease to TWA and one of the Partnership's aircraft being fully depreciated in 1995.

Operating expenses for the three and nine months ended September 30, 1996 totalled $0, compared to $12,721 and $67,078 for the corresponding periods in 1995. The balances in the 1995 periods are primarily attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft during 1995 which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. The aircraft were subsequently sold in June 1995 and September 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                  JETSTREAM II,  L.P.

                             BY:  JET AIRCRAFT LEASING INC.
                                  General Partner


Date:  November 13, 1996     BY:  /s/ Moshe Braver
                             Name:    Moshe Braver
                                      Director and President



Date:  November 13, 1996     BY:  /s/ John Stanley
                             Name:    John Stanley
                                      Vice President and
                                      Chief Financial Officer