Form 10-K
period 1996-12-31
JETSTREAM II L P
filed 1997-03-19
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Annual Report to Unitholders for the year ended December 31, 1996 (Portions of Parts I, II, III & IV).



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

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1996, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

The following table describes the Partnership's portfolio of Aircraft as of December 31, 1996. This table provides certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government maintenance and noise regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 for additional information on the lease terms for each Aircraft. Reference is also made to the Message to Investors section of the Partners hip's Annual Report to Unitholders for the year ended December 31, 1996 for an overview of the aircraft leasing industry.


                                                        Estimated                                Cumulative  Cumulative
Aircraft Model               Acquisition    Net Book    Market       Lease           Noise       Flight      Flight
Year Delivered  Lessee       Cost  (1)      Value (2)   Value  (3)   Expiration (4)  Compliance  Cycles (5)  Hours (5)

B-727-200       TWA          $5,451,231            $0     $818,500     N/A (6)        Stage 2     44,877      66,901
 1969

DC-9-30         Northwest    $7,230,460      $759,992   $3,296,000    4/21/07         Stage 2     58,892      61,273
 1968

DC-9-30         Northwest    $7,230,460      $759,992   $3,296,000    1/31/07         Stage 2     75,012      70,846
  1970

DC-9-30         Northwest    $7,230,461      $759,992   $3,296,000    1/31/07         Stage 2     62,613      58,780
  1970

B-737-200 ADV   Delta       $14,380,390    $2,751,656   $5,060,800    9/30/99         Stage 2     35,074      53,768
  1979

MD-80 Series    Continental $27,313,020    $8,946,633  $16,564,900    3/15/98         Stage 3     14,862      30,051
  1986

TOTALS                      $68,836,022   $13,978,265  $32,332,200

_________________
NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2) As of December 31, 1996.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals. These estimates are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4) Lease expiration dates do not include renewal options.

(5) TWA data as of 11/5/96; Delta data as of 11/17/96; Northwest data as of 11/7/96; and Continental data as of 11/13/96.

(6) TWA currently leases the Partnership's remaining 727-200 non-advanced aircraft on a month-to-month basis.

Aging Aircraft Maintenance - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, has adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hou r and chronological age thresholds.

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

In negotiating future leases or in selling aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's Aircraft effect such modifications under the terms of the current or future operating leases.

Aircraft Noise - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter. The FAA has categorized aircraft types according to engine noise decibel levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and will be the future standard of all aircraft. Only one of the Aircraft owned by the Partnership is Stage 3, the remainder are Stage 2 aircraft. However, in connection with lease extensions executed with Northwest in August 1996, each of the Partnership's three DC-9-30 aircraft on-lease to Northwest will be hushkitted, whi ch, as discussed below, entails upgrading the current engines to comply with Stage 3 noise requirements. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to 50% of the proceeds from the eventual sale of the aircraft.

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

Several modification programs to hushkit or re-engine an aircraft to meet Stage 3 requirements have been announced, including programs for the B-727 series, the B-737 and the DC-9 series. Hushkitting is a procedure for retrofitting existing engines to comply with Stage 3 requirements. Re-engining is the replacement of existing engines with technologically-advanced engines complying with Stage 3 requirements. The decision whether to hushkit or re-engine an aircraft will depend upon a variety of factors, including, without limitation, the differential effects of the two approaches on the operating costs of the aircraft, the relative costs and feasibility of the two approaches and the General Partners' assessment of the remaining useful life and fair market value of the aircraft. Where available, hushkits currently can cost up to $3.0 million per aircraft while the costs of re-engining programs are significantly higher. No assurances are possible in respect to the actual cost which t he Partnership would be required to pay in order to effect a hushkit or re-engining modification as now available or as may be developed in the future.

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

Competition
The aircraft leasing industry is competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

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

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2.  Properties
Incorporated by reference to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 3.  Legal Proceedings
The Partnership filed an administrative claim against Pan American World Airways, Inc. ("Pan Am") in Bankruptcy Court as a result of Pan Am's return of the Partnership's aircraft in November 1991. The aircraft was subsequently sold in February 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled in the second quarter of 1996. The Partnership received $41,508 as settlement of this claim in 1996.

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                    PART II

Item 5. Market for Partnership's Limited Partnership Interest and Related Security Holder Matters
The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1996, the number of Unitholders was 6,936.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the page prior to the Message to Investors, the Message to Investors and Note 6 of the Notes to Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 6.  Selected Financial Data
Incorporated by reference to the "Financial Highlights" section of the Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
As of December 31, 1996, all six of the Partnership's aircraft were on-lease. There were three aircraft on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on-lease to Trans World Airlines, Inc. ("TWA"), one aircraft on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft on-lease to Continental Airlines, Inc. ("Continental").

In August 1996, the Partnership executed agreements with Northwest to extend the leases for the Partnership's three DC-9-30 aircraft for a term of 10 years from the scheduled lease expiration dates in January 1997 (two aircraft) and April 1997 (one aircraft). Northwest continues to pay the Partnership a monthly lease rate of $35,000 per aircraft. In accordance with the lease extensions, each of the aircraft will be hushkitted, which entails upgrading the current engines to comply with Stage 3 noise requirements. These upgrades will enable the aircraft to continue to fly in the United States beyond December 31, 1999 -- the phase-out date for all Stage 2 commercial aircraft. Northwest has agreed to fund the cost of hushkitting and, in turn, will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the leases. The General Partners believe that the lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and wi ll present the Partnership with more viable sales opportunities for the aircraft in the future.

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

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of December 31, 1996, Continental had made cumulative principal payments on the loan totalling $194,122. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which tota lled $108,403 at December 31, 1996, compared to $187,729 at December 31, 1995. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At December 31, 1996, the Partnership had unrestricted cash and cash equivalents of $1,791,426, compared to $4,282,580 at December 31, 1995. The decrease is primarily attributable to the payment of a special cash distribution to Unitholders of $3,401,826, or approximately $.70 per Unit, on October 22, 1996. This special distribution was funded from cash that was previously held in reserve. The General Partners determined that a portion of the Partnership's cash reserves could be distributed as a result of Northwest's agreement to fund the costs associated with hushkitting the Partnership's three DC-9-30 aircraft as part of the lease extensions executed in August 1996 as discussed above. The Partnership's restricted cash balance decreased from $1,047,475 at December 31, 1995 to $297,475 at December 31, 1996. The decrease is attributable to the reclassification of $750,000 from restricted cash to operating cash in connection with the lease extensions executed with Northwest in Augus t 1996. Such amount had previously been included in the Partnership's restricted cash to cover the cost of performing various airworthiness directives on the Partnership's three DC-9-30 aircraft on-lease to Northwest. Under the extended leases, Northwest is obligated to pay for all airworthiness directives required during the terms of the leases, therefore, the Partnership reclassified the $750,000 as operating cash. The Partnership's remaining restricted cash balance of $297,475 represents the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Accounts payable and accrued expenses at December 31, 1996 totalled $352,999, compared to $256,152 at December 31, 1995. The increase is primarily attributable to the accrual of management and re-leasing fees for the third and fourth quarters of 1996. The 1995 balance reflects the accrual of management fees for only the fourth quarter of 1995.

During the year ended December 31, 1996, the Partnership paid distributions to the Unitholders for the period from October 1, 1995 to December 31, 1995 and for the first three quarters of 1996, in the amounts of $1,001,763 and $3,397,219, respectively, which represents approximately $.21 and approximately $.70 per Unit, respectively. Additionally, as discussed above, the Partnership paid a special cash distribution to Unitholders in the amount of $3,401,826, or approximately $.70 per Unit, on October 22, 1996. This special distribution was funded from cash that was previously held in reserve. At December 31, 1996, the Partnership had a distribution payable to Unitholders of $1,068,820, or approximately $.22 per Unit. This amount reflects the 1996 fourth quarter cash distribution to Unitholders which was funded from cash flow from operations. This distribution was subsequently paid on February 11, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which is currently being leased from the Partnership on a month-to-month basis.

On March 18, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations
Substantially all of the Partnership's revenue during 1996 was generated from the leasing of the Partnership's Aircraft to commercial airlines under triple net operating leases. The majority of the balance of the Partnership's revenue consisted of interest income.

1996 compared to 1995
For the twelve months ended December 31, 1996, the Partnership reported net income of $485,267, compared to $608,971 for the corresponding period in 1995. The decrease is primarily attributable to gains on the sale of aircraft totalling $1,083,016 recognized by the Partnership during 1995 as a result of the June 1995 and September 1995 sales of two 727-200 non-advanced aircraft formerly on-lease to TWA. No such gain was recognized by the Partnership during 1996. Excluding the gains on sale of aircraft, the Partnership recorded a loss from operations for the twelve months ended December 31, 1995 totalling $474,045, compared to income from operations of $485,267 for 1996. The increase in income from operations for the 1996 period is primarily attributable to a decrease in depreciation expense and, to a lesser extent, a decrease in operating expenses, partially offset by a slight decrease in rental income.

Rental income for the twelve months ended December 31, 1996 totalled $4,770,000, compared to $4,927,500 for the corresponding period in 1995. The slight decrease is primarily attributable to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

Other income for the twelve months ended December 31, 1996 totalled $45,823, compared to $3,720 for the corresponding period in 1995. The increase is primarily attributable to a payment received by the Partnership in the amount of $41,508 as settlement of an administrative claim by the Partnership against Pan Am which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Depreciation expense for the twelve months ended December 31, 1996 totalled $3,961,231, compared to $5,001,206 for the corresponding period in 1995. The decrease is primarily attributable to the sales of the two 727-200 non-advanced aircraft in June 1995 and September 1995 formerly on lease to TWA and to one of the Partnership's aircraft being fully depreciated in 1995.

General and administrative expenses totalled $184,047 for the twelve months ended December 31, 1996, compared to $156,043 for the corresponding period in 1995. The increase is primarily due to an increase in printing and postage costs and an increase in costs associated with the appraisal of the Partnership's aircraft.

Operating expenses for the twelve months ended December 31, 1996 totalled $1,346, compared to $73,128 for the corresponding period in 1995. The balance in the 1995 period is primarily attributable to storage and maintenance costs which were incurred as a result of the idle status of the two 727-200 non-advanced aircraft during 1995 which were returned to the Partnership by TWA subsequent to their respective lease expirations in the fourth quarter of 1994. These aircraft were subsequently sold in June 1995 and September 1995.

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

Other income totalled $3,720 for the twelve months ended December 31, 1995 as compared to $55,380 for the year ended December 31, 1994. The higher balance in 1994 primarily represents a settlement for damage done to the landing gear of the Partnership's MD-80 Series aircraft while it was in storage prior to being re-leased to Continental in February 1994.

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


Item 8.  Financial Statements and Supplementary Data
Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


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

                        Jet Aircraft Leasing Inc.

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

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

John D. Stanley, 34, Vice President, has worked with the Diversified Asset Group since October 1988. Mr. Stanley received a B.A. in Economics from the University of Wisconsin-Madison in 1984 and a Master of Management Degree from Northwestern University in 1988. From 1984 to 1986, Mr. Stanley worked as a Financial Analyst for Kidder, Peabody and Co.

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

Thomas J. Prinzing, 51, is President of CIS Aircraft Partners, Inc. and of Continental Information Systems Corporation. From 1991 to December 1995, Mr. Prinzing was President of CIS Aircraft Partners, Inc. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Frank J. Corcoran, 46, joined CIS Corporation in November 1994 as Senior Vice President and Chief Financial Officer. From 1992 until joining CIS Corporation, Mr. Corcoran was Vice President and General Manager of Unisys Finance Corporation, an equipment leasing and finance subsidiary of Unisys Corporation. Previously, he served as Chief Financial Officer and Controller of Unisys Finance Corporation. Prior to that, Mr. Corcoran held positions of Corporate Tax Manager at Unisys Corporation; Controller, U.S. Operations of Lucas Industries, Inc.; Financial Analyst with Detroit Edison Company; and a Senior Accountant with KPMG Peat Marwick. Mr. Corcoran holds a B.S. in Business Administration from Wayne State University, an M.S. in Taxation from Walsh College, and is a Certified Public Accountant.

Robin A. Konicek, 40, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation
No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b) Security ownership of management The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CAP), owns 5 Units.

    None of the directors or officers of the General Partners owned any Units as of December 31, 1996.

(c) Changes in Control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions
The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.
For additional information on fees paid to the General Partners and affiliates, reference is made to Note 7 of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1. Financial Statements:
                                                                   Page
                                                                  Number

  Balance Sheets - December 31, 1996 and 1995                       (1)

  Statements of Partners' Capital (Deficit) - For the years
   ended December 31, 1996, 1995 and 1994                           (1)

  Statements of Operations - For the years ended
   December 31, 1996, 1995 and 1994                                 (1)

  Statements of Cash Flows - For the years ended
   December 31, 1996, 1995 and 1994                                 (1)

  Notes to Financial Statements                                     (1)

  Report of Independent Public Accountants                          (1)

   (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


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

       (13) Annual Report to Unitholders for the year ended December 31, 1996.

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


                                JETSTREAM II, L.P.

                                BY: Jet Aircraft Leasing Inc.
                                    Administrative General Partner

Date:  March 17, 1997
                                BY:  /s/ Moshe Braver
                                Name:    Moshe Braver
                                Title:   Director and President




                                BY:     CIS Aircraft Partners, Inc.
                                        Managing General Partner

Date:  March 17, 1997
                                BY: /s/ Thomas J. Prinzing
                                Name:   Thomas J. Prinzing
                                Title:  Director and President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 CIS AIRCRAFT PARTNERS, INC.
                                 A General Partner


Date:  March 17, 1997
                                 BY:  /s/ Thomas J. Prinzing
                                          Thomas J. Prinzing
                                          Director and President




Date:  March 17, 1997
                                 BY:  /s/ Frank J. Corcoran
                                          Frank J. Corcoran
                                          Director, Vice President
                                          and Treasurer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 JET AIRCRAFT LEASING INC.
                                 A General Partner


Date:  March 17, 1997
                                 BY:  /s/ Moshe Braver
                                          Moshe Braver
                                          Director and President


Date:  March 17, 1997
                                 BY:  /s/ John Stanley
                                          John Stanley
                                          Vice President and
                                          Chief Financial Officer