Form 10-Q
period 1997-03-31
JETSTREAM II L P
filed 1997-05-15
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 1997

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




BALANCE SHEETS                              At March 31,    At December 31,
                                                   1997               1996
Assets
Aircraft, at cost                           $26,877,000        $26,877,000
Less accumulated depreciation               (13,653,542)       (12,898,735)
                                             13,223,458         13,978,265
Cash and cash equivalents                     1,798,385          1,791,426
Restricted cash                                 297,475            297,475
Loan receivable                                  87,541            108,403
Interest receivable                                 307                368
 Total Assets                               $15,407,166        $16,175,937
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses       $   352,792        $   352,999
Distribution payable                          1,286,722          1,079,616
Deferred revenue                                153,333            153,333
 Total Liabilities                            1,792,847          1,585,948
Partners' Capital (Deficit):
  General Partners                             (815,029)          (805,273)
  Limited Partners
  (4,837,505 units outstanding)              14,429,348         15,395,262
    Total Partners' Capital                  13,614,319         14,589,989
    Total Liabilities and Partners' Capital $15,407,166        $16,175,937



STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1997
                                        General         Limited
                                       Partners        Partners         Total
Balance at December 31, 1996          $(805,273)    $15,395,262   $14,589,989
Net income                                3,111         307,941       311,052
Cash distributions                      (12,867)     (1,273,855)   (1,286,722)
Balance at March 31, 1997             $(815,029)    $14,429,348   $13,614,319



STATEMENTS OF OPERATIONS
For the three months ended March 31,                    1997            1996
Income
Rental                                            $1,192,500      $1,192,500
Interest                                              28,572          75,497
Other                                                  1,600           1,030
 Total Income                                      1,222,672       1,269,027
Expenses
Depreciation                                         754,807         990,308
Management fees                                      109,302         111,368
General and administrative                            47,511          46,242
 Total Expenses                                      911,620       1,147,918
  Net Income                                      $  311,052      $  121,109
Net Income Allocated:
To the General Partners                           $    3,111      $    1,211
To the Limited Partners                              307,941         119,898
                                                  $  311,052      $  121,109
Per limited partnership unit
(4,837,505 outstanding)                                 $.06            $.02



STATEMENTS OF CASH FLOWS
For the three months ended March 31,                        1997          1996
Cash Flows From Operating Activities
Net income                                           $   311,052   $   121,109
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation                                            754,807       990,308
 Increase in cash arising from changes
 in operating assets and liabilities:
  Interest receivable                                         61            67
  Accounts payable and accrued expenses                     (207)        2,579
Net cash provided by operating activities              1,065,713     1,114,063
Cash Flows From Investing Activities
Loan receivable                                           20,862        19,287
Net cash provided by investing activities                 20,862        19,287
Cash Flows From Financing Activities
Cash distributions                                    (1,079,616)   (1,011,882)
Net cash used for financing activities                (1,079,616)   (1,011,882)
Net increase in cash and cash equivalents                  6,959       121,468
Cash and cash equivalents, beginning of period         1,791,426     4,282,580
Cash and cash equivalents, end of period              $1,798,385    $4,404,048



NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
As of March 31, 1997, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on-lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). As of March 31, 1997, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007 (two aircraft) and April 2007 (one aircraft). Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. The hushkits will bring the engines into compliance with Stage 3 noise requirements -- thereby allowing the aircraft to continue to be operated in the United States after December 31, 1999. In exchange for agreeing to fund the costs of the hushkits, Northwest will be entitled to 50% of the proceeds from the sale of the aircraft at the end of the leases. The General Partners believe that the lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

TWA continues to lease the Partnership's remaining 727-200 non-advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease the aircraft. Once the aircraft is returned to the Partnership, the General Partners believe that it will be very difficult to re-lease it to another airline.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of March 31, 1997, Continental had made principal payments on the loan totalling $214,984. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totalled $87,541 at March 31, 1997 as compared to $108,403 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $1,798,385, largely unchanged from $1,791,426 at December 31, 1996. The Partnership's restricted cash balance of $297,475 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

On February 11, 1997, the Partnership paid a distribution to the Unitholders for the period from October 1, 1996 to December 31, 1996 in the amount of $1,068,820, or approximately $.22 per Unit. At March 31, 1997, the Partnership had a distribution payable to Unitholders of $1,273,855, or approximately $.26 per Unit. Such amount reflects the 1997 first quarter distribution which was funded from cash flow from operations. This distribution will be paid on May 16, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution will be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which it is currently being leased from the Partnership on a month-to-month basis.

Results of Operations
Substantially all of the Partnership's revenue for the three months ended March 31, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1997 consisted primarily of interest income.

For the three months ended March 31, 1997, the Partnership generated net income of $311,052, compared to net income of $121,109 for the corresponding period in 1996. The increase in net income is primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the extended depreciable life of the three DC-9-30 aircraft on-lease to Northwest.

Rental income for the three months ended March 31, 1997 was $1,192,500, unchanged from the corresponding period in 1996.

Interest income for the three months ended March 31, 1997 was $28,572, compared to $75,497 for the corresponding period in 1996. The decrease is primarily attributable to a decrease in the Partnership's invested cash balance during the 1997 period.

Depreciation expense for the three months ended March 31, 1997 totalled $754,807, compared to $990,308 for the corresponding period in 1996. The decrease is primarily attributable to the lease agreement signed by Northwest in the third quarter of 1996 extending the depreciable life of each aircraft for a period of ten years.

General and administrative expenses totalled $47,511 for the three months ended March 31, 1997, as compared to $46,242 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursed to Jet Aircraft Leasing Inc. and its affiliates.



Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JETSTREAM II, L.P.
                        BY:  JET AIRCRAFT LEASING INC.
                             General Partner


Date:  May 14, 1997             BY:   /s/ Moshe Braver
				Name:     Moshe Braver
                                Title:    Director and President

Date:  May 14, 1997             BY:   /s/ John Stanley
				Name:     John Stanley
                                Title:    Vice President and
					  Chief Financial Officer