Form 10-Q
period 1997-06-30
JETSTREAM II L P
filed 1997-08-14
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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


Balance Sheets                                 At June 30,   At December 31,
                                                     1997              1996
Assets
Aircraft, at cost:                           $ 26,877,000      $ 26,877,000
Less accumulated depreciation                 (14,408,349)      (12,898,735)
                                               12,468,651        13,978,265
Cash and cash equivalents                       1,460,422         1,791,426
Restricted cash                                   297,475           297,475
Loan receivable                                    66,296           108,403
Interest receivable                                   218               368
     Total Assets                            $ 14,293,062      $ 16,175,937
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $    220,901      $    352,999
  Distribution payable                          1,060,423         1,079,616
  Deferred revenue                                153,333           153,333
     Total Liabilities                          1,434,657         1,585,948

Partners' Capital (Deficit):
  General Partners                               (822,588)         (805,273)
  Limited Partners
   (4,837,505 units outstanding)               13,680,993        15,395,262
     Total Partners' Capital                   12,858,405        14,589,989
     Total Liabilities and Partners' Capital $ 14,293,062      $ 16,175,937



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                     General         Limited
                                    Partners        Partners          Total
Balance at December 31, 1996      $ (805,273)   $ 15,395,262   $ 14,589,989
Net income                             6,156         609,405        615,561
Cash distributions                   (23,471)     (2,323,674)    (2,347,145)
Balance at June 30, 1997          $ (822,588)   $ 13,680,993   $ 12,858,405



Statements of Operations        Three months ended          Six months ended
                                     June 30,                      June 30,
                               1997            1996         1997         1996
Income
Rental                  $ 1,192,500      $1,192,500  $ 2,385,000  $ 2,385,000
Interest                     30,386          74,281       58,958      149,778
Other                           435          42,325        2,035       43,355
     Total Income         1,223,321       1,309,106    2,445,993    2,578,133
Expenses
Depreciation                754,807         990,308    1,509,614    1,980,616
Management fees             105,371         113,304      214,673      224,672
General and administrative   58,634          32,261      106,145       78,503
     Total Expenses         918,812       1,135,873    1,830,432    2,283,791
     Net Income         $   304,509      $  173,233  $   615,561  $   294,342
Net Income Allocated:
To the General Partners $     3,045      $    1,732  $     6,156  $     2,943
To the Limited Partners     301,464         171,501      609,405      291,399
                        $   304,509      $  173,233  $   615,561  $   294,342
Per limited partnership unit
(4,837,505 outstanding)        $.06            $.04         $.13         $.06



Statements of Cash Flows
For the six  months ended June 30,                       1997            1996
Cash Flows From Operating Activities
Net income                                        $   615,561     $   294,342
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation                                      1,509,614       1,980,616
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Interest receivable                                  150             169
     Accounts payable and accrued expenses           (132,098)         (6,650)
Net cash provided by operating activities           1,993,227       2,268,477
Cash Flows From Investing Activities
Loan receivable                                        42,107          38,890
Net cash provided by investing activities              42,107          38,890
Cash Flows From Financing Activities
Cash distributions                                 (2,366,338)     (2,145,232)
Net cash used for financing activities             (2,366,338)     (2,145,232)
Net increase (decrease) in cash and cash equivalents (331,004)        162,135
Cash and cash equivalents, beginning of period      1,791,426       4,282,580
Cash and cash equivalents, end of period          $ 1,460,422     $ 4,444,715



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of June 30, 1997, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on- lease to Delta Air Lines, Inc. ("Delta"), one aircraft was on- lease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). As of June 30, 1997, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007 (two aircraft) and April 2007 (one aircraft). Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the August 1996 agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. In exchange for funding the costs of the hushkits, Northwest will be entitled to 50% of the proceeds from the sale of the aircraft. The General Partners believe that the lease extensions and hushkitting of the engines will in all likelihood increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

TWA continues to lease the Partnership's remaining 727-200 non- advanced aircraft on a month-to-month basis and remains current on its monthly lease payments of $32,500. To date, TWA has not given any indication to the Partnership as to how long it will continue to lease this aircraft. Once the aircraft is returned to the Partnership, we believe that it will be difficult to re- lease it to another airline.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. As of June 30, 1997, Continental had made principal payments on the loan totaling $236,229. Payments made on this loan are the reason for the decrease in the Partnership's loan receivable balance, which totaled $66,296 at June 30, 1997 as compared to $108,403 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental expires in March 1998.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $1,460,422, a decrease from $1,791,426 at December 31, 1996. The $331,004 decrease is primarily attributable to the payments of the 1996 fourth quarter distribution on February 11, 1997 and the 1997 first quarter distribution on May 16, 1997 to the partners of the Partnership, which, together, exceeded cash flow from operations during the first six months of 1997. The Partnership's restricted cash balance of $297,475 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Accounts payable and accrued expenses totaled $220,901 as of June 30, 1997, compared to $352,999 as of December 31, 1996. The decrease is primarily attributable to the timing of management fee payments.

On May 16, 1997, the Partnership paid a distribution to the Unitholders for the period from January 1, 1997 to March 31, 1997 in the amount of $1,273,855, or approximately $.26 per Unit. At June 30, 1997, the Partnership had a distribution payable to Unitholders of $1,049,819 or approximately $.22 per Unit. Such amount reflects the 1997 second quarter distribution which was funded from cash flow from operations. This distribution will be paid on or about August 18, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution may be reduced if TWA terminates the lease for the Partnership's 727-200 non-advanced aircraft which is currently being leased from the Partnership on a month-to-month basis.

Results of Operations

Substantially all of the Partnership's revenue for the six months ended June 30, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the second quarter of 1997 consisted primarily of interest income.

For the three and six months ended June 30, 1997, the Partnership generated net income of $304,509 and $615,561, respectively, compared to net income of $173,233 and $294,342 for the corresponding periods in 1996. The increases in net income for both periods are primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the extended depreciable life of the three DC-9-30 aircraft on- lease to Northwest.

Rental income for the three and six months ended June 30, 1997 was $1,192,500 and $2,385,000, respectively, unchanged from the corresponding periods in 1996.

Interest income for the three and six months ended June 30, 1997 was $30,386 and $58,958, respectively, compared to $74,281 and $149,778 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to a decrease in the Partnership's invested cash balance during the 1997 period.

Other income for the three and six months ended June 30, 1997 totaled $435 and $2,035, respectively, compared to $42,325 and $43,355 for the corresponding period in 1996. The decreases for both periods are primarily attributable to a $41,508 payment received by the Partnership in the second quarter of 1996 as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Depreciation expense for the three and six months ended June 30, 1997 totaled $754,807 and $1,509,614, respectively, compared to $990,308 and $1,980,616 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to the lease agreement signed by Northwest in the third quarter of 1996 extending the depreciable life of each aircraft for a period of ten years.

General and administrative expenses totaled $58,634 and $106,145 for the three and six months ended June 30, 1997, respectively, as compared to $32,261 and $78,503 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



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



                                 JETSTREAM II,  L.P.

                            BY:  JET AIRCRAFT LEASING INC.
                                 General Partner



Date: August 14, 1997       BY:  /s/ John D. Stanley
                            Name:    John D. Stanley
                                     Director and President



Date: August 14, 1997       BY:  /s/ Moshe Braver
                            Name:    Moshe Braver
                                     Vice President and
                                     Chief Financial Officer