Form 10-Q
period 1997-09-30
JETSTREAM II L P
filed 1997-11-13
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X        Quarterly Report Pursuant to Section
         13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                             or

         Transition Report Pursuant to Section
         13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-16838


                               JETSTREAM II, L.P.
              Exact Name of Registrant as Specified in its Charter


Delaware                                         84-1068932
State or Other Jurisdiction of
Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                    10285
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
                     Yes    X    No ____


Balance Sheets                    At September 30,      At December31,
                                             1997                1996
Assets
Aircraft, at cost:                   $ 26,877,000       $  26,877,000
Less accumulated depreciation         (15,163,156)        (12,898,735)
                                       11,713,844          13,978,265
Cash and cash equivalents               1,506,255           1,791,426
Restricted cash                           297,475             297,475
Loan receivable                              _                108,403
Interest receivable                          _                    368
Accounts receivable                        44,753                  _
        Total Assets                 $ 13,562,327       $  16,175,937
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and
  accrued expenses                   $    246,766       $     352,999
  Distribution payable                  1,106,256           1,079,616
  Deferred revenue                        153,333             153,333
        Total Liabilities               1,506,355           1,585,948

Partners' Capital (Deficit):
  General Partners                       (830,613)           (805,273)
  Limited Partners
  (4,837,505 units outstanding)        12,886,585          15,395,262
        Total Partners' Capital        12,055,972          14,589,989
        Total Liabilities and
        Partners' Capital            $ 13,562,327       $  16,175,937






Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                   General           Limited
                                   Partners          Partners        Total
Balance at December 31, 1996     $ (805,273)     $ 15,395,262 $ 14,589,989
Net income                            9,194           910,189      919,383
Cash distributions                  (34,534)       (3,418,866)  (3,453,400)
Balance at September 30, 1997    $ (830,613)     $ 12,886,585 $ 12,055,972

Statements of Operations    Three months ended         Nine months ended
                               September 30,              September 30,
                             1997        1996          1997         1996
Income
Rental                 $ 1,192,500 $ 1,192,500  $ 3,577,500  $ 3,577,500
Interest                    26,483      74,179       85,441      223,957
Other                        4,660         880        6,695       44,235
     Total Income        1,223,643   1,267,559    3,669,636    3,845,692
Expenses
Depreciation               754,807     990,308    2,264,421    2,970,924
Management fees            109,891     111,130      324,564      335,802
General and administrative  55,123      50,295      161,268      128,798
     Total Expenses        919,821   1,151,733    2,750,253    3,435,524
      Net Income        $  303,822 $   115,826  $   919,383  $   410,168
Net Income Allocated:
To the General Partners $    3,038 $     1,159  $     9,194  $     4,102
To the Limited Partners    300,784     114,667      910,189      406,066
                        $  303,822 $   115,826  $   919,383  $   410,168
Per limited partnership unit
(4,837,505 outstanding)       $.06        $.02         $.19         $.08
Statements of Cash Flows
For the nine months ended September 30,            1997               1996

Cash Flows From Operating Activities
Net income                                    $ 919,383          $ 410,168
Adjustments to reconcile net income to net cash
provided by operating activities:
 Restricted cash                                      _            750,000
 Depreciation                                 2,264,421          2,970,924
 Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
         Interest receivable                        368                235
         Accounts receivable                    (44,753)                 _
         Accounts payable and accrued expenses (106,233)            (8,684)
Net cash provided by operating activities     3,033,186          4,122,643
Cash Flows From Investing Activities
Loan receivable                                 108,403             58,892
Net cash provided by investing activities       108,403             58,892
Cash Flows From Financing Activities
Cash distributions                           (3,426,760)        (3,319,249)
Net cash used for financing activities       (3,426,760)        (3,319,249)
Net increase (decrease) in cash
and cash equivalents                           (285,171)           862,286
Cash and cash equivalents,
beginning of period                           1,791,426          4,282,580
Cash and cash equivalents, end of period   $  1,506,255        $ 5,144,866

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

  The lease with Continental Airlines ("Continental") for the Partnership's MD-80 Series aircraft was previously scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged. Continental makes monthly lease payments to the Partnership of $180,000.

  As of October 30, 1997 the Partnership's lease with TWA was terminated. TWA paid the Partnership a monthly lease rate of $32,500. The General Partners are currently in the process of negotiating with a new lessee. While the terms of the new lease are not yet finalized, it is not expected to have a material impact on the Partnership's operations. This transaction is expected take place within the fourth quarter.



Part I, Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources
As of September 30, 1997, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were onlease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), one aircraft was onlease to Continental Airlines, Inc. ("Continental") and one aircraft was on-lease to Trans World Airlines ("TWA"). As of September 30, 1997, all airlines to which the Partnership had aircraft on-lease were current on their lease obligations.

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

As of October 30, 1997 the Partnership's lease with TWA was terminated. TWA paid the Partnership a monthly lease rate of $32,500. The General Partners are currently in the process of negotiating with a new lessee. While the terms of the new lease are not yet finalized, it is not expected to have a material impact on the Partnership's operations. This transaction is expected take place within the fourth quarter.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing is repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $108,403 as of July 1, 1997. Payments made on this loan during 1997 are the reason for the decrease in the Partnership's loan receivable balance, which totaled $0 at September 30, 1997 as compared to $108,403 at December 31, 1996. Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was previously scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged.

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $1,506,255, a decrease from $1,791,426 at December 31, 1996. The $285,171 decrease is primarily attributable to the payments of the 1996 fourth quarter distribution on February 11, 1997, the 1997 first quarter distribution on May 16, 1997, and the 1997 second quarter distribution on August 18, 1997 to the partners of the Partnership, which, together, exceeded cash flow from operations during the first nine months of 1997. The Partnership's restricted cash balance of $297,475 remained unchanged from December 31, 1996. The Partnership's restricted cash is comprised of the balance of modification work financing committed to Continental in accordance with the 1994 lease agreement.

Accounts receivable totaled $44,753 as of September 30, 1997, compared to $0 as of December 31, 1996. The increase is primarily attributable to the loan pay-off from Continental. Such amount was subsequently paid to the Partnership in October 1997.

Accounts payable and accrued expenses totaled $246,766 as of September 30, 1997, compared to $352,999 as of December 31, 1996. The decrease is primarily attributable to the timing of management fee payments.

On August 18, 1997, the Partnership paid a distribution to the Unitholders for the period from April 1, 1997 to June 30, 1997 in the amount of $1,049,819, or approximately $.22 per Unit. At September 30, 1997, the Partnership had a distribution payable to Unitholders of $1,106,256 or approximately $.23 per Unit. Such amount reflects the 1997 third quarter distribution which was funded from cash flow from operations. This distribution will be paid on November 14, 1997.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position. The level of cash available for future distribution may be reduced if the Partnership is unable to find a new lessee for TWA's lease for the Partnership's 727- 200 nonadvanced aircraft which was terminated on October 30, 1997.

Results of Operations

Substantially all of the Partnership's revenue for the nine months ended September 30, 1997 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the third quarter of 1997 consisted primarily of interest income.

For the three and nine months ended September 30, 1997, the Partnership generated net income of $303,822 and $919,383, respectively, compared to net income of $115,826 and $410,168 for the corresponding periods in 1996. The increases in net income for both periods are primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the extended depreciable life of the three DC-9-30 aircraft on lease to Northwest.

Rental income for the three and nine months ended September 30, 1997 was $1,192,500 and $3,577,500, respectively, unchanged from the corresponding periods in 1996.

Interest income for the three and nine months ended September 30, 1997 was $26,483 and $85,441, respectively, compared to $74,179 and $223,957 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to a decrease in the Partnership's invested cash balance during 1997.

Other income for the three and nine months ended September 30, 1997 totaled $4,660 and $6,695, respectively, compared to $880 and $44,235 for the corresponding periods in 1996. The increase for the three-month period is primarily attributable to the receipt of transfer fee income. The decrease for the nine-month period is primarily attributable to a $41,508 payment received by the Partnership in the second quarter of 1996 as settlement of an administrative claim by the Partnership against Pan American World Airways, Inc. ("Pan Am") which was filed in Bankruptcy Court in 1992. The Partnership was seeking to recover certain rent and maintenance costs associated with Pan Am's failure to comply with the return provisions of its lease. The case was settled during the second quarter of 1996.

Depreciation expense for the three and nine months ended September 30, 1997 totaled $754,807 and $2,264,421, respectively, compared to $990,308 and $2,970,924 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to the lease agreement signed by Northwest in the third quarter of 1996 extending the depreciable life of each aircraft for a period of ten years.

General and administrative expenses totaled $55,123 and $161,268 for the three and nine months ended September 30, 1997, respectively, as compared to $50,295 and $128,798 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K - No reports on Form 8-
                    K were filed during the
                    quarter ended September 30, 1997.

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JETSTREAM II, L.P.
                    BY:  JET AIRCRAFT LEASING INC.
                         General Partner



Date: November 13, 1997  BY:  /s/ Jeffrey C. Carter
                         Name:    Jeffrey C. Carter
                                  Director, President
                                  and Chief Financial
                                  Officer