Form 10-K
period 1997-12-31
JETSTREAM II L P
filed 1998-03-31
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997

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

Annual Report to Unitholders for the year ended December 31, 1997
(Portions of Parts I, II, III & IV).



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

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1997, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

The following tables describe the Partnership's portfolio of Aircraft as of December 31, 1997. These tables provide certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government maintenance and noise regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 for additional information on the lease terms for each Aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 for an overview of the aircraft leasing industry.



                                                            Estimated
Aircraft Model               Acquisition     Net Book          Market
Year Delivered  Lessee              Cost (1)    Value (2)       Value (3)

B-727-200       Boeing        $5,451,231           $0      $1,280,200
   1969          Capital

DC-9-30         Northwest     $7,230,460     $693,993      $3,174,000
  1968

DC-9-30         Northwest     $7,230,460     $693,993      $3,174,000
  1970

DC-9-30         Northwest     $7,230,461     $693,993      $3,296,000
  1970

B-737-200 ADV   Delta        $14,380,390   $2,002,208      $4,284,600
  1979

MD-80 Series    Continental  $27,313,020   $6,874,858     $15,925,700
  1986

TOTALS                       $68,836,022  $10,959,038     $31,134,300


                                                  Cumulative     Cumulative
Aircraft Model         Lease             Noise        Flight         Flight
Year Delivered    Expiration (4)    Compliance        Cycles (5)     Cycles (5)

B-727-200           10/31/99           Stage 2        46,270         69,140
  1969

DC-9-30              1/31/07           Stage 2        60,830         64,400
  1968

DC-9-30              1/31/07           Stage 2        73,370         76,600
  1970

DC-9-30              4/21/07           Stage 2        64,700         61,600
  1970

B-737-200 ADV        9/30/99           Stage 2        37,650         56,980
  1979

MD-80 Series         3/15/99           Stage 3        16,870         31,520
  1986


NOTES:

(1)Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2)As of December 31, 1997.

(3)Estimated market values for the Aircraft are based upon annual independent appraisals which are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4)Lease expiration dates do not include renewal options.

(5)Northwest data as of February 2, 1998; Boeing Capital data as of March 6, 1998; Continental data as of March 9, 1998; and Delta data as of March 12, 1998.

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

The Partnership's B-727-200 non-advanced aircraft, which is currently on-lease to Boeing Capital Corp., is subject to AD's mandating structural modification. AD's presently applicable to the Boeing aircraft owned by the Partnership require extensive repetitive inspections of such aircraft. There can be no assurance that such inspections will not lead to mandatory structural modifications similar to those noted above.

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

Aircraft Noise - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter.
The FAA has categorized aircraft types according to engine noise decibel levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and will be the future standard of all aircraft. Only one of the Aircraft owned by the Partnership is Stage 3, the remainder are Stage 2 aircraft. However, in connection with lease extensions executed with Northwest in August 1996, each of the Partnership's three DC-9-30 aircraft on-lease to Northwest will be hushkitted, which, as discussed below, entails upgrading the current engines to comply with Stage 3 noise requirements. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to 50% of the proceeds from the eventual sale of the aircraft.

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

Employees
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 7 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2.  Properties

Incorporated by reference to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.



                               PART II

Item 5. Market for Partnership's Limited Partnership Interest and Related Security Holder Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1997, the number of Unitholders was 6,652.

Information concerning the quarterly cash distributions paid per limited partnership unit is incorporated herein by reference to the page prior to the Message to Investors and Note 6 of the Notes to Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


Item 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" section of the Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 1997, all six of the Partnership's aircraft were on-lease. There were three aircraft on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on-lease to Boeing Capital Corporation ("BCC"), one aircraft on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft on-lease to Continental Airlines, Inc. ("Continental").

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007 (two aircraft) and April 2007 (one aircraft). Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the August 1996 agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. In exchange for funding the cost of the hushkits, Northwest will be entitled to 50% of the proceeds from the sale of the aircraft. The General Partners believe that the lease extensions and hushkitting of the engines will, in all likelihood, increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

On October 30, 1997, the lease for the Partnership's B-727-200 with TWA was terminated. TWA had been leasing the aircraft on a month-to-month basis at a monthly lease rate of $32,500. Commencing November 1, 1997, the aircraft was re-leased to BCC, which subleases the aircraft to SportHawk International, Inc. BCC pays the Partnership a monthly lease rate of $45,000. The primary term of the BCC lease expires on October 31, 1999.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD-80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing was repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1,1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $108,403 as of December 31, 1996. Payments made on this loan during 1997 are the reason for the decrease in the Partnership's loan receivable balance to $0 at December 31, 1997.
Continental makes monthly lease payments to the Partnership of $180,000.
The lease with Continental was scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged.

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of $1,810,843, compared to $1,791,426 at December 31,1996. The increase is primarily attributable to the reclassification of the restricted cash balance , which is no longer required due to the completion of all maintenance requirements permitted under the lease agreement. The increase in cash was partially offset by distribution to the limited partners which exceeded cash flow from operations during 1997. The Partnership had a restricted cash balance of $0 at December 31, 1997, as compared with $297,475 at December 31, 1996.

Accounts receivable totaled $45,000 at December 31, 1997 compared with $0 at December 31, 1996. The increase represents amounts due for December 1997 under the terms of the lease with BCC for the Partnership's B-727-200 aircraft.

During the year ended December 31, 1997, the Partnership paid cash distributions to the Unitholders for the period from October 1, 1996 to December 31, 1996 and for the first three quarters of 1997, in the amounts of $1,068,820 and $3,418,867, respectively, which represents approximately $.22 and approximately $.70 per Unit, respectively. At December 31, 1997, the Partnership had a distribution payable to Unitholders of $1,102,235, or approximately $.23 per Unit. This amount reflects the 1997 fourth quarter cash distribution to Unitholders which was funded from cash flow from operations and was subsequently paid on February 2, 1998. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations

Substantially all of the Partnership's revenue during 1997 was generated from the leasing of the Partnership's Aircraft to commercial airlines under triple net operating leases. The majority of the balance of the Partnership's 1997 revenue consisted of interest income.

1997 compared to 1996

For the twelve months ended December 31, 1997, the Partnership reported net income of $1,196,140, compared to $485,267 for the corresponding period in 1996. The increase is primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the extended depreciable life of the three DC-9-30 aircraft on-lease to Northwest.

Rental income totaled $4,795,000 for the year ended December 31, 1997 compared with $4,770,000 in 1996. The slight increase is attributable to the increase in lease rate on the Partnership's B-727-200 aircraft under the new lease with BCC which commenced November 1, 1997.

The decrease in depreciation expense recorded by the Partnership is the result of the lease agreement with Northwest, which extended the depreciable life of the three DC-9-30 aircraft on-lease to Northwest for a period of ten years.

Interest income totaled $111,683 for the year ended December 31, 1997 compared with $263,533 in 1996. The decrease is attributable to a decrease in the Partnership's invested cash balance during 1997.

General and administrative expenses totaled $267,887 for the year ended December 31, 1997, compared with $184,047 for the year ended December 31, 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates. The increase was also due to legal and consulting fees related to the aircraft currently on lease to Northwest and BCC.

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

Rental income for the twelve months ended December 31, 1996 totalled $4,770,000 compared to $4,927,500 for the corresponding period in 1995. The slight decrease is primarily attributable to the reduction in the monthly lease rate paid by Delta in accordance with the lease extension for the Partnership's 737-200 advanced aircraft executed in November 1995.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


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

          Jet Aircraft Leasing Inc.

    Name                        Office
    Rocco F. Andriola           Director
    Jeffrey C. Carter           Director, President and Chief Financial Officer
    Michael T. Marron           Vice President

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

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996,
Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987,
Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an MBA from Columbia University.

                     CIS Aircraft Partners, Inc.

       Name                          Office
       Thomas J. Prinzing            Director and President
       Robin A. Konicek              Vice President

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

On November 29, 1994, the Bankruptcy Court for the Southern District of New York confirmed the Trustee's Proposed Joint Plan of Reorganization. The approved Plan became effective on December 21,1994. As a result of the reorganization, the Directors and Officers of CAP resigned from and took on various directorships for Continental Information Systems Corporation, CIS Corporation and their subsidiaries.

Thomas J. Prinzing, 52, is President of CIS Aircraft Partners, Inc. and of Continental Information Systems Corporation. From 1991 to December 1995, Mr. Prinzing was President of CIS Aircraft Partners, Inc. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Robin A. Konicek, 41, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)Security ownership of certain beneficial owners
   As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b)Security ownership of management
   The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CAP), owns 5 Units.

   None of the directors or officers of the General Partners owned any Units as of December 31, 1997.

(c)Changes in Control
   Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner. During the 1997 periods, certain expenses incurred by First Data Investor Services Group, Inc. in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates.
For additional information on fees paid to the General Partners and affiliates, reference is made to Note 7 of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended
December 31, 1997.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1.   Financial Statements:
                                                                 Page
                                                                Number

      Balance Sheets - December 31, 1997 and 1996                 (1)

      Statements of Partners' Capital (Deficit) - For the years
      ended December 31, 1997, 1996 and 1995                      (1)

      Statements of Operations - For the years ended
      December 31, 1997, 1996 and 1995                            (1)

      Statements of Cash Flows - For the years ended
      December 31, 1997, 1996 and 1995                            (1)

      Notes to Financial Statements                               (1)

      Report of Independent Public Accountants                    (1)

      (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

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

        (13) Annual Report to Unitholders for the year ended December 31, 1997.

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


                         JETSTREAM II, L.P.

                         BY:  Jet Aircraft Leasing Inc.
                              Administrative General Partner


Date:  March 27, 1998
                         BY:    /s/Jeffrey C. Carter
                         Name:  Jeffrey C. Carter
                         Title: Director, President and Chief Financial Officer



                         BY:  CIS Aircraft Partners, Inc.
                              Managing General Partner


Date:  March 27, 1998
                         BY:    /s/ Thomas J. Prinzing
                         Name:  Thomas J. Prinzing
                         Title: Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         CIS AIRCRAFT PARTNERS, INC.
                         A General Partner


Date:  March 27, 1998    BY:    /s/ Thomas J. Prinzing
                                Thomas J. Prinzing
                                Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         JET AIRCRAFT LEASING INC.
                         A General Partner


Date:  March 27, 1998    BY:    /s/Rocco F. Andriola
                                Rocco Andriola
                                Director


Date:  March 27, 1998    BY:    /s/Jeffrey C. Carter
                                Jeffrey C. Carter
                                Director, President and Chief Financial Officer


Date:  March 27, 1998    BY:    /s/Michael T. Marron
                                Michael T. Marron
                                Vice President