Form 10-Q
period 1998-03-31
JETSTREAM II L P
filed 1998-05-15
CIK 831331

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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



Balance Sheets
                                              At March 31,      At December 31,
                                                     1998                 1997
Assets
Aircraft, at cost                            $ 26,877,000         $ 26,877,000
Less accumulated depreciation                 (16,672,770)         (15,917,963)
                                               10,204,230           10,959,037
Cash and cash equivalents                       1,830,528            1,810,843
Accounts receivable                                45,000               45,000
  Total Assets                               $ 12,079,758         $ 12,814,880
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $    386,502         $    328,819
  Distribution payable                          1,024,660            1,113,369
  Deferred revenue                                153,333              153,333
       Total Liabilities                        1,564,495            1,595,521
Partners' Capital (Deficit):
  General Partners                               (846,021)            (838,980)
      Limited Partners
      (4,837,505 units outstanding)            11,361,284           12,058,339
  Total Partners' Capital                      10,515,263           11,219,359
     Total Liabilities and Partners' Capital $ 12,079,758         $ 12,814,880



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998
                                         General       Limited
                                        Partners       Partners         Total
Balance at December 31, 1997          $ (838,980)  $ 12,058,339  $ 11,219,359
Net income                                 3,206        317,358       320,564
Cash distributions                       (10,247)    (1,014,413)   (1,024,660)
Balance at March 31, 1998             $ (846,021)  $ 11,361,284  $ 10,515,263



Statements of Operations
For the three months ended March 31,                      1998           1997
Income
Rental                                             $ 1,230,000    $ 1,192,500
Interest                                                23,042         28,572
Other                                                    2,753          1,600
 Total Income                                        1,255,795      1,222,672
Expenses
Depreciation                                           754,807        754,807
Management fees                                        111,842        109,302
General and administrative                              68,058         47,511
Operating  expense                                         524              _
 Total Expenses                                        935,231        911,620
 Net Income                                        $   320,564    $   311,052
Net Income Allocated:
To the General Partners                            $     3,206    $     3,111
To the Limited Partners                                317,358        307,941
                                                   $   320,564    $   311,052
Per limited partnership unit
(4,837,505 outstanding)                                  $ .07          $ .06



Statements of Cash Flows
For the three months ended March 31,                      1998           1997
Cash Flows From Operating Activities
Net income                                          $  320,564     $  311,052
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                        754,807        754,807
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Interest receivable                                    _             61
      Accounts payable and accrued expenses             57,683           (207)
Net cash provided by operating activities            1,133,054      1,065,713
Cash Flows From Investing Activities
Loan receivable                                              _         20,862
Net cash provided by investing activities                    _         20,862
Cash Flows From Financing Activities
Cash distributions                                  (1,113,369)   (1,079, 616)
Net cash used for financing activities              (1,113,369)   (1,079, 616)
Net increase in cash and cash equivalents               19,685          6,959
Cash and cash equivalents, beginning of period       1,810,843      1,791,426
Cash and cash equivalents, end of period           $ 1,830,528    $ 1,798,385



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 1998, JetStream II, L.P. (the " Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Boeing Capital Corporation ("BCC"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental").

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007 (two aircraft) and April 2007 (one aircraft). Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the August 1996 agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. In exchange for funding the cost of the hushkits, Northwest will be entitled to 50% of the proceeds from the eventual sale of the aircraft. The General Partners believe that the lease extensions and hushkitting of the engines will, in all likelihood, increase the value of the aircraft and will present the Partnership with more viable sales opportunities for the aircraft in the future.

The lease for the Partnership's B-727-200 with TWA was terminated on October 30, 1997. TWA had been leasing the aircraft on a month-to month basis at a monthly lease rate of $32,500. Commencing November 1, 1997, the aircraft was re-leased to Boeing Capital Corporation ("BCC"), which subleases the aircraft to SportHawk International, Inc. BCC pays the Partnership a monthly lease rate of $45,000. The primary term of the BCC lease expires on October 31, 1999.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

The lease with Continental was scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged. Continental makes monthly lease payments to the Partnership of $180,000. Pursuant to the terms of the lease agreement executed with Continental in February 1994, the Partnership agreed to provide up to $600,000 of financing to the airline to perform modification work on the Partnership's MD- 80 Series aircraft, including advanced avionics, interior furnishings and exterior paint. On June 7, 1994, the Partnership made its first advance to Continental in the amount of $302,525. The modification financing was repayable over the life of the lease at an interest rate of 8% per annum for advances made before February 1, 1996, and, with respect to advances made after February 1, 1996, a rate per annum equal to the yield to maturity of United States Treasury Notes having a maturity closest to the remaining term of the lease, plus 4.25 percent. During the third quarter of 1997, Continental paid off the remaining balance of the loan, which had totaled $108,403 as of December 31, 1996.

At March 31, 1998, the Partnership had unrestricted cash and cash equivalents of $1,830,528, largely unchanged from $1,810,843 at December 31, 1997.

On February 2, 1998, the Partnership paid a distribution to the Unitholders for the period from October 1, 1997 to December 31, 1997 in the amount of $1,102,235, or approximately $.23 per Unit. At March 31, 1998, the Partnership had a distribution payable of $1,024,660, or approximately $.21 per Unit. Such amount reflects the 1998 first quarter distribution which was funded from cash flow from operations. This distribution will be paid on or about May 21, 1998.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations

Substantially all of the Partnership's revenue for the three months ended March 31, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1998 consisted primarily of interest income.

For the three months ended March 31, 1998, the Partnership generated net income of $320,564, compared to net income of $311,052 for the corresponding period in 1997. The increase in net income is primarily attributable to higher rental income and other income, partially offset by an increase in management fees and general and administrative expenses and a decrease in interest income. Rental income for the three months ended March 31, 1998 was $1,230,000 compared to $1,192,500 for the three months ended March 31, 1997. The increase is primarily a result of a higher lease rate which SportHawk pays for the aircraft formerly leased by TWA.

Interest income for the three months ended March 31, 1998 was $23,042, compared to $28,572 for the corresponding period in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 period.

General and administrative expenses totalled $68,058 for the three months ended March 31, 1998, compared to $47,511 for the corresponding period in 1997. The increase is primarily attributable to higher professional and other expenses relating to the fourth quarter of 1997 and higher postage expenses.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K
                   were filed during the quarter ended March 31, 1998.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         JETSTREAM II, L.P.
                    BY:  JET AIRCRAFT LEASING INC.
                         Administrative General Partner



Date: May 14, 1998       BY:   /s/ Jeffrey C. Carter
                         Name:     Jeffrey C. Carter
                         Title:    Director, President,
                                   and Chief Financial Officer