Form 10-Q
period 1998-06-30
JETSTREAM II L P
filed 1998-08-14
CIK 831331

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X    No ____



Balance Sheets                                  At June 30,    At December 31,
                                                      1998               1997
Assets
Aircraft, at cost:                            $ 26,877,000       $ 26,877,000
Less accumulated depreciation                  (17,427,577)       (15,917,963)
                                                 9,449,423         10,959,037
Cash and cash equivalents                        1,878,650          1,810,843
Accounts  receivable                                45,417             45,000
        Total Assets                          $ 11,373,490       $ 12,814,880

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $    369,571       $    328,819
  Distribution payable                           1,069,334          1,113,369
  Deferred revenue                                 153,333            153,333
        Total Liabilities                        1,592,238          1,595,521
Partners' Capital (Deficit):
  General Partners                                (853,361)          (838,980)
  Limited Partners
  (4,837,505 units outstanding)                 10,634,613         12,058,339
        Total Partners' Capital                  9,781,252         11,219,359
        Total Liabilities and Partners'
         Capital                              $ 11,373,490       $ 12,814,880




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1998
                                        General         Limited
                                       Partners        Partners         Total

Balance at December 31, 1997        $  (838,980)   $ 12,058,339  $ 11,219,359
Net income                                6,559         649,328       655,887
Cash distributions                      (20,940)     (2,073,054)   (2,093,994)
Balance at June 30, 1998            $  (853,361)   $ 10,634,613  $  9,781,252




Statements of Operations
                                Three months ended          Six months ended
                                     June 30,                   June 30,
                                1998         1997         1998         1997
Income
Rental                      $ 1,230,000  $ 1,192,500  $ 2,460,000  $ 2,385,000
Interest                         27,372       30,386       50,414       58,958
Other                               905          435        3,658        2,035
     Total Income             1,258,277    1,223,321    2,514,072    2,445,993
Expenses
Depreciation                    754,807      754,807    1,509,614    1,509,614
Management fees                 111,396      105,371      223,238      214,673
General and administrative       55,951       58,634      124,009      106,145
Operating                           800            _        1,324            _
      Total Expenses            922,954      918,812    1,858,185    1,830,432
      Net Income            $   335,323  $   304,509  $   655,887  $   615,561
Net Income Allocated:
To the General Partners     $     3,353  $     3,045  $     6,559  $     6,156
To the Limited Partners         331,970      301,464      649,328      609,405
                            $   335,323  $   304,509  $   655,887  $   615,561
Per limited partnership unit
(4,837,505 outstanding)            $.07         $.06         $.13         $.13



Statements of Cash Flows
For the six  months ended June 30,                      1998            1997

Cash Flows From Operating Activities
Net income                                        $  655,887     $   615,561
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                     1,509,614       1,509,614
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Accounts receivable                                (417)              _
     Interest receivable                                   _             150
     Accounts payable and accrued expenses            40,752        (132,098)
Net cash provided by operating activities          2,205,836       1,993,227
Cash Flows From Investing Activities
Loan receivable                                            _          42,107
Net cash provided by investing activities                  _          42,107
Cash Flows From Financing Activities
Cash distributions                                (2,138,029)     (2,366,338)
Net cash used for financing activities            (2,138,029)     (2,366,338)
Net increase (decrease) in cash and
 cash equivalents                                     67,807        (331,004)
Cash and cash equivalents, beginning of period     1,810,843       1,791,426
Cash and cash equivalents, end of period         $ 1,878,650     $ 1,460,422



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1998, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Boeing Capital Corporation ("BCC"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental").

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

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was scheduled to expire in March 1998. However, in September 1997, the Partnership reached an agreement with Continental to extend the lease through March 1999, with the remaining terms of the lease unchanged. Continental has an option to renew this lease for an additional year.

At June 30, 1998, the Partnership had unrestricted cash and cash equivalents of $1,878,650, largely unchanged from $1,810,843 at December 31, 1997.

On May 21, 1998, the Partnership paid a distribution to the Unitholders for the period from January 1, 1998 to March 31, 1998 in the amount of $1,024,660, or approximately $.21 per Unit. At June 30, 1998, the Partnership had a distribution payable of $1,069,334, or approximately $.22 per Unit. Such amount reflects the 1998 second quarter distribution which was funded from cash flow from operations. This distribution was paid on August 4, 1998.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations

Substantially all of the Partnership's revenue for the six months ended June 30, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the second quarter of 1998 consisted of interest and other income.

For the three and six months ended June 30, 1998, the Partnership generated net income of $335,323 and $655,887, respectively, compared to net income of $304,509 and $615,561 for the corresponding periods in 1997. The increase in net income is primarily attributable to higher rental income, partially offset by an increase in management fees and, for the six-month period, an increase in general and administrative expenses.

Rental income for the three and six months ended June 30, 1998 was $1,230,000 and $2,460,000, respectively, compared to $1,192,500 and $2,385,000 for the corresponding periods in 1997. The increase is primarily a result of a higher lease rate paid for the 727-200 non-advanced aircraft in comparison to 1997.

Interest income for the three and six months ended June 30, 1998 was $27,372 and $50,414, respectively, compared to $30,386 and $58,958 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 period.

General and administrative expenses for the three and six months ended June 30, 1998 totalled $55,951 and $124,009, respectively, compared to $58,634 and $106,145 for the corresponding periods in 1997. The increase for the six-month period is primarily attributable to higher professional and administrative expenses.




Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         JETSTREAM II,  L.P.

                        BY:  JET AIRCRAFT LEASING INC.
                             Administrative General Partner



Date:   August 14, 1998      BY: /s/ Michael T. Marron
                             Name:   Michael T. Marron
                                     Director, President, and
                                     Chief Financial Officer