Form 10-Q
period 1998-09-30
JETSTREAM II L P
filed 1998-11-16
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____


                         Commission File Number: 0-16838


                               JETSTREAM II, L.P.
              Exact Name of Registrant as Specified in its Charter

           Virginia                                     84-1068932
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                     10285
Address of Principal Executive Offices                   Zip Code

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

                                 Yes X   No ____

BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Aircraft, at cost                               $ 26,877,000      $ 26,877,000
Less accumulated depreciation                    (18,182,384)      (15,917,963)
                                                ------------      ------------
                                                   8,694,616        10,959,037
Cash and cash equivalents                          1,811,551         1,810,843
Accounts receivable                                   45,000            45,000
                                                ------------      ------------
      Total Assets                              $ 10,551,167      $ 12,814,880
                                                ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $    284,188      $    328,819
  Distribution payable                             1,077,531         1,113,369
  Deferred revenue                                   153,333           153,333
                                                ------------      ------------
      Total Liabilities                            1,515,052         1,595,521
                                                ------------      ------------
Partners' Capital (Deficit):
  General Partners                                  (860,812)         (838,980)
  Limited Partners (4,837,505 units
    outstanding)                                   9,896,927        12,058,339
                                                ------------      ------------
      Total Partners' Capital                      9,036,115        11,219,359
                                                ------------      ------------
      Total Liabilities and
        Partners' Capital                       $ 10,551,167      $ 12,814,880
                                                ============      ============



STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                         General        Limited
                                        Partners       Partners          Total
                                       ---------    -----------    -----------
Balance at December 31, 1997           $(838,980)   $12,058,339    $11,219,359
Net income                                 9,883        978,398        988,281
Cash distributions                       (31,715)    (3,139,810)    (3,171,525)
                                       ---------    -----------    -----------
Balance at September 30, 1998          $(860,812)   $ 9,896,927    $ 9,036,115
                                       =========    ===========    ===========

STATEMENTS OF OPERATIONS
                                Three months ended           Nine months ended
                                      September 30,               September 30,
                                1998          1997          1998          1997
                          ----------    ----------    ----------    ----------
Income
Rental                    $1,230,000    $1,192,500    $3,690,000    $3,577,500
Interest                      23,652        26,483        74,066        85,441
Other                          2,945         4,660         6,603         6,695
                          ----------    ----------    ----------    ----------
      Total Income         1,256,597     1,223,643     3,770,669     3,669,636
                          ----------    ----------    ----------    ----------
Expenses
Depreciation                 754,807       754,807     2,264,421     2,264,421
Management fees              105,955       109,891       329,193       324,564
General and
  administrative              63,441        55,123       187,450       161,268
Operating                         --            --         1,324            --
                          ----------    ----------    ----------    ----------
      Total Expenses         924,203       919,821     2,782,388     2,750,253
                          ----------    ----------    ----------    ----------
      Net Income          $  332,394    $  303,822    $  988,281    $  919,383
                          ==========    ==========    ==========    ==========
Net Income Allocated:
To the General Partners   $    3,324    $    3,038    $    9,883    $    9,194
To the Limited Partners      329,070       300,784       978,398       910,189
                          ----------    ----------    ----------    ----------
                          $  332,394    $  303,822    $  988,281    $  919,383
                          ==========    ==========    ==========    ==========
Per limited partnership
unit (4,837,505
outstanding)                   $ .07         $ .06         $ .20         $ .19
                               -----         -----         -----         -----


STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                           1998           1997
                                                    -----------    -----------
Cash Flows From Operating Activities:
Net income                                          $   988,281    $   919,383
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                        2,264,421      2,264,421
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                      --        (44,753)
    Interest receivable                                      --            368
    Accounts payable and accrued expenses               (44,631)      (106,233)
                                                    -----------    -----------
Net cash provided by operating activities             3,208,071      3,033,186
                                                    -----------    -----------
Cash Flows From Investing Activities:
Loan receivable                                              --        108,403
                                                    -----------    -----------
Net cash provided by investing activities                    --        108,403
                                                    -----------    -----------
Cash Flows From Financing Activities:
Cash distributions                                   (3,207,363)    (3,426,760)
                                                    -----------    -----------
Net cash used for financing activities               (3,207,363)    (3,426,760)
                                                    -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                                      708       (285,171)
Cash and cash equivalents, beginning of period        1,810,843      1,791,426
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 1,811,551    $ 1,506,255
                                                    ===========    ===========

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1998, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Boeing Capital Corporation ("BCC"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental").

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

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. Continental extended its lease to March 1999 and in October 1998, exercised its second option to renew this lease through March 2000, with the remaining terms of the lease unchanged.

At September 30, 1998, the Partnership had unrestricted cash and cash equivalents of $1,811,551, largely unchanged from $1,810,843 at December 31, 1997.

On August 4, 1998, the Partnership paid a distribution to the Unitholders for the period from April 1, 1998 to June 30, 1998 in the amount of $1,069,334, or approximately $.22 per Unit. At September 30, 1998, the Partnership had a distribution payable of $1,077,531, or approximately $.22 per Unit. Such amount reflects the 1998 third quarter distribution which was funded from cash flow from operations. This distribution was paid on November 6, 1998. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Results of Operations

Substantially all of the Partnership's revenue for the nine months ended September 30, 1998 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the third quarter of 1998 consisted of interest and other income.

For the three and nine months ended September 30, 1998, the Partnership generated net income of $332,394 and $988,281, respectively, compared to net income of $303,822 and $919,383 for the corresponding periods in 1997. The increase in net income is primarily attributable to higher rental income, partially offset by an increase in management fees and an increase in general and administrative expenses.

Rental income for the three and nine months ended September 30, 1998 was $1,230,000 and $3,690,000, respectively, compared to $1,192,500 and $3,577,500 for the corresponding periods in 1997. The increase is primarily a result of a higher lease rate paid for the 727-200 non-advanced aircraft in comparison to 1997.

Interest income for the three and nine months ended September 30, 1998 was $23,652 and $74,066, respectively, compared to $26,483 and $85,441 for the corresponding periods in 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during the 1998 period.

General and administrative expenses for the three and nine months ended September 30, 1998 totaled $63,441 and $187,450, respectively, compared to $55,123 and $161,268 for the corresponding periods in 1997. The increase is primarily attributable to higher professional and administrative expenses.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                JETSTREAM II, L.P.

                           BY:  JET AIRCRAFT LEASING INC.
                                Administrative General Partner



Date:   November 16, 1998       BY:  /s/Michael T. Marron
                                     Michael T. Marron
                                     Director, President, and
                                     Chief Financial Officer