Form 10-K
period 1998-12-31
JETSTREAM II L P
filed 1999-03-29
CIK 831331

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             Annual Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998
                                           -----------------

                                      or

              Transition Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

      For the transition period from                to
                                     --------------    --------------

                         Commission file number: 0-16838
                                                 -------

                              JETSTREAM II, L.P.
                              ------------------
              Exact name of registrant as specified in its charter


           Delaware                                        84-1068932
           --------                                        ----------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

Attn.:  Andre Anderson,
3 World Financial Center, 29th Floor, New York, New York      10285
--------------------------------------------------------      -----
Address of principal executive offices                      Zip code

Registrant's telephone number, including area code:  (212) 526-3183
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

              LIMITED PARTNERSHIP DEPOSITARY UNITS (the "Units")
              LIMITED PARTNERSHIP INTERESTS (underlying the Units)
              ----------------------------------------------------
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                  -----      -----

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

Annual Report to Unitholders for the year ended December 31, 1998 (Portions of Parts I, II, III & IV).

                                     PART I

Item 1. Business

General
-------
JetStream II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on October 15, 1987. The general partners of the Partnership (the "General Partners") are CIS Aircraft Partners, Inc., the Managing General Partner ("CAP"), a Delaware corporation that is an affiliate of Continental Information Systems Corporation, and Jet Aircraft Leasing Inc., the Administrative General Partner, a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman") (See Item 10).

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1998, the Partnership had six of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

Narrative Description of Business
---------------------------------
The Partnership is engaged in the business of managing a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers. The Partnership is required to dissolve and distribute all of its assets not later than December 31, 2027. The Partnership may reinvest the proceeds of sales of Aircraft occurring prior to February 24, 1999; thereafter, the net proceeds of sales of Aircraft will be distributed to the partners, after deductions of amounts necessary for working capital and certain reserves.

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

The following table describes the Partnership's portfolio of Aircraft as of December 31, 1998. This table provides certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government maintenance and noise regulations and the supply and demand of aircraft in the market place with similar lift capacity. Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 for additional information on the lease terms for each Aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 for an overview of the aircraft leasing industry.

3

                                                            Estimated                                 Cumulative   Cumulative
Aircraft Model                 Acquisition    Net Book       Market          Lease          Noise      Flight        Flight
Year Delivered     Lessee        Cost (1)     Value (2)     Value (3)    Expiration (4)  Compliance   Cycles (5)    Hours (5)
-----------------------------------------------------------------------------------------------------------------------------
B-727-200        Boeing        $ 5,451,231   $         0   $   905,800         10/31/99     Stage 3       46,500       69,460
  1969           Capital

DC-9-30          Northwest     $ 7,230,460   $   627,994   $ 2,455,150          1/31/07     Stage 3       66,210       63,490
  1968

DC-9-30          Northwest     $ 7,230,460   $   627,994   $ 2,455,150          1/31/07     Stage 2       62,180       66,670
  1970

DC-9-30          Northwest     $ 7,230,461   $   627,994   $ 2,485,150          4/21/07     Stage 3       77,600       75,010
  1970

B-737-200 ADV    Delta         $14,380,390   $ 1,252,760   $ 3,573,100          9/30/99     Stage 2       39,340       59,050
  1979

MD-80 Series     Continental   $27,313,020   $ 4,803,065   $14,222,000          3/15/00     Stage 3       18,280       37,640
  1986                         -----------   -----------   -----------

TOTALS                         $68,836,022   $ 7,939,807   $26,096,350
                               ===========   ===========   ===========

-----------------------------------------------------------------------------------------------------------------------------

NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2) As of December 31, 1998.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals which are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4) Lease expiration dates do not include renewal options.

(5) Data as of February 5, 1999.

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

Four of the aircraft owned by the Partnership are Stage 3, the remaining two are Stage 2 aircraft. Northwest has hushkitted two of its three DC-9-30s and is required to hushkit the third prior to December 1999. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to 50% of the proceeds from the eventual sale of the aircraft. The Partnership is in discussions with Delta Airlines to hushkit the 737-200 on lease to Delta prior to year end in connection with a lease extension. By year-end 1999 we anticipate that all of the Partnership's aircraft will be Stage 3.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. In 1989, the European Economic Community adopted a non-addition rule which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which are in operation in EEC countries before November 1, 1990. The Partnership does not currently have any aircraft on lease to airlines outside the United States. EEC regulations currently proposed would require aircraft hushkitted to comply with Stage 3 requirements to register prior to April 1999.

Competition
-----------
The aircraft leasing industry is competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Partnership competes with aircraft manufacturers, distributors, airlines, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than the Partnership and provide benefits, such as direct maintenance crews, and support services which the Partnership cannot provide. Competition may include certain affiliates of the General Partners.

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

Employees
---------
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. Reference is made to Note 6 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2. Properties

Incorporated by reference to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.


Item 3. Legal Proceedings

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Partnership's Limited Partnership
        Interest and Related Security Holder Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1998, the number of Unitholders was 6,816.

Per Unit cash distributions paid to the Limited Partners for the two years ended December 31, 1998 are presented in the table below.

                   First     Second     Third    Fourth
                 Quarter    Quarter   Quarter   Quarter      Total
           -------------------------------------------------------
           1997    $.263     $ .217     $.220     $.230     $ .930
           1998    $.210     $ .219     $.221     $.222     $ .872
           -------------------------------------------------------

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.


Item 6. Selected Financial Data

                                           1998          1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------
Rental Revenues                     $ 4,920,000   $ 4,795,000   $ 4,770,000   $ 4,927,500   $ 5,417,086
Total Expenses                        3,740,075     3,720,073     4,594,089     5,688,047     6,182,152
Net Income (Loss)                     1,285,470     1,196,140       485,267       608,971      (575,105)
Net Income (Loss) per
  Limited Partnership Unit(1)               .26           .24           .10           .12         (0.12)
Total Assets                          9,766,676    12,814,880    16,175,937    23,457,938    27,689,193
Partners' Capital                     8,248,904    11,219,359    14,589,989    22,036,571    26,013,542
Net Cash Provided by
  Operating Activities                4,255,925     4,444,031     5,293,635     4,560,125     6,612,975
Cash Distributions per Unit(1)(2)           .87           .93          1.63           .94          1.00
-------------------------------------------------------------------------------------------------------

    (1) 4,837,505 units outstanding
    (2) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is usually paid in late January or early February of the following year.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
As of December 31, 1998, all six of the Partnership's aircraft were on-lease. There were three aircraft on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft on-lease to Boeing Capital Corporation ("BCC"), one aircraft on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft on-lease to Continental Airlines, Inc. ("Continental").

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

The primary term of the lease for the Partnership's B-727-200 aircraft expires on October 31, 1999. BCC subleases the aircraft to SportHawk International, Inc. BCC pays the Partnership a monthly lease rate of $45,000. At the end of the lease term, BCC has the option to purchase the aircraft for $1,000,000.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000.

The lease with Continental for the Partnership's MD-80 Series aircraft was originally scheduled to expire in March 1998. Continental extended its lease to March 1999 and in October 1998, exercised its second option to renew this lease through March 2000, with the remaining terms of the lease unchanged. Continental makes monthly lease payments to the Partnership of $180,000.

At December 31, 1998, the Partnership had unrestricted cash and cash equivalents of $1,781,869, compared to $1,810,843 at December 31, 1997. The slight decrease is primarily attributable to a decrease in net cash provided by operating activities, reflecting the reclassification of the restricted cash balance during 1997. The restricted cash was required pursuant to the lease with Continental for the Partnership's MD-80 Series aircraft, but is no longer required due to the completion of all maintenance requirements permitted under the lease agreement. The decrease in cash was also attributable to distributions to the limited partners which slightly exceeded cash flow from operations during 1998.

Accounts payable and accrued expenses totaled $280,044 at December 31, 1998 compared with $328,819 at December 31, 1997. The decrease primarily reflects differences in the timing of payment of postage and professional fees between the two periods.

During the year ended December 31, 1998, the Partnership paid cash distributions to the Unitholders for the period from October 1, 1997 to December 31, 1997 and for the first three quarters of 1998, in the amounts of $1,102,236 and $3,139,810, respectively, which represent approximately $.23 and approximately $.65 per Unit, respectively. At December 31, 1998, the Partnership had a distribution payable to Unitholders of $1,073,551, or approximately $.22 per Unit. This amount reflects the 1998 fourth quarter cash distribution to Unitholders which was funded primarily from cash flow from operations and was subsequently paid on March 4, 1999. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

Market Risk
Interest rate risk comprises the Partnership's principal market risk exposure. The Partnership has no long-term debt and its aircraft are unencumbered by debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents, which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As the owner and lessor of commercial aircraft, the Partnership's most significant Year 2000 issues relate to systems concerns with respect to the airworthiness of the aircraft. It is the responsibility of the lessees to comply with any Airworthiness Directives or other manufacturer recommended maintenance necessary to meet Year 2000 requirements, and the costs of such maintenance, if any, are to be borne by the lessee. Non-compliance by the lessee could impact its ability to operate the aircraft, and could affect its ability to meet the terms of its lease. The Partnership's lessees also face the potential risk of non-compliance by the air traffic control systems in the areas in which the aircraft operate. A disruption in any of the air traffic control systems could cause disruption to the lessee's operations, which may adversely affect their ability to generate revenue and meet the terms of their leases. The Partnership is unable to assess the likelihood or the potential cost to the Partnership of such disruption.

Other potential Year 2000 issues relate primarily to outside vendors which provide the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
Substantially all of the Partnership's revenue during 1998 was generated from the leasing of the Partnership's Aircraft to commercial air carriers under triple net operating leases. The majority of the balance of the Partnership's 1998 revenue consisted of interest income.

1998 compared to 1997
---------------------
For the twelve months ended December 31, 1998, the Partnership reported net income of $1,285,470 compared to $1,196,140 in 1997. The increase is primarily attributable to an increase in rental income, offset partly by a slight increase in management fees and general and administrative expenses.

Rental income totaled $4,920,000 for the year ended December 31, 1998 compared with $4,795,000 in 1997. The increase is primarily a result of a higher lease rate paid for the 727-200 non-advanced aircraft in comparison to 1997.

Interest income totaled $97,191 for the year ended December 31, 1998, compared with $111,683 for the year ended December 31, 1997. The decrease is primarily attributable to a decrease in the Partnership's average cash balances during 1998.

Management fees totaled $444,005 for the year ended December 31, 1998 compared to $432,958 in 1997. The increase primarily reflects an increase in release fees and lease revenues upon which management fees are based.

General and administrative expenses totaled $275,515 for the year ended December 31, 1998, compared with $267,887 for the year ended December 31, 1997. The slight increase is primarily attributable to higher administrative expenses during 1998, which were partly offset by reductions in postage, legal and other professional fees.

1997 compared to 1996
---------------------
For the twelve months ended December 31, 1997, the Partnership reported net income of $1,196,140, compared to $485,267 for the corresponding period in 1996. The increase is primarily attributable to a decrease in depreciation expense recorded by the Partnership as a result of the extended depreciable life of the three DC-9-30 aircraft on-lease to Northwest.

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


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

       Jet Aircraft Leasing Inc.
       -------------------------

       Name                      Office
       ----                      ------
       Rocco F. Andriola         Director
       Michael T. Marron         Director, President and Chief Financial Officer
       William T. McDermott      Vice President

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

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an MBA from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

       CIS Aircraft Partners, Inc.
       ---------------------------

       Name                       Office
       ----                       ------
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

Thomas J. Prinzing, 53, is President of CIS Aircraft Partners, Inc. since 1991. Mr. Prinzing, a Certified Public Accountant, received a Bachelor of Commerce degree from the University of Windsor.

Robin A. Konicek, 42, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


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

     None of the directors or officers of the General Partners owned any Units as of December 31, 1998.

(c) Changes in Control Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. None of the officers and directors of the General Partners received any compensation from the Partnership. During 1998 and 1997, certain administrative expenses incurred in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates. For additional information on fees paid to the General Partners and affiliates, reference is made to Note 6 of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  1.  Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------

         Balance Sheets - December 31, 1998 and 1997........................(1)

         Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1998, 1997 and 1996...............(1)

         Statements of Operations -
         For the years ended December 31, 1998, 1997 and 1996...............(1)

         Statements of Cash Flows -
         For the years ended December 31, 1998, 1997 and 1996...............(1)

         Notes to Financial Statements......................................(1)

         Report of Independent Public Accountants...........................(1)

         (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

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

         (13) Annual Report to Unitholders for the year ended December 31,
              1998.

         (27) Financial Data Schedule

(b) The Partnership filed no current reports on Form 8-K during the fourth quarter of the period covered on this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               JETSTREAM II, L.P.

                               BY:  Jet Aircraft Leasing Inc.
                                    Administrative General Partner


Date:  March 29, 1999               BY:    /s/Michael T. Marron
                                           --------------------
                                    Name:  Michael T. Marron
                                    Title: Director, President and
                                           Chief Financial Officer



                               BY:  CIS Aircraft Partners, Inc.
                                    Managing General Partner


Date:  March 29, 1999               BY:    /s/Thomas J. Prinzing
                                           ---------------------
                                    Name:  Thomas J. Prinzing
                                    Title: Director and President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               BY:  CIS Aircraft Partners, Inc.
                                    A General Partner


Date:  March 29, 1999               BY:    /s/Thomas J. Prinzing
                                           ---------------------
                                    Name:  Thomas J. Prinzing
                                    Title: Director and President


Date:  March 29, 1999               BY:    /s/Robin A. Konicek
                                           -------------------
                                    Name:  Robin A. Konicek
                                    Title: Vice President

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               JET AIRCRAFT LEASING INC.
                               A General Partner


Date:  March 29, 1999          BY:    /s/Rocco F. Andriola
                                      --------------------
                               Name:  Rocco F. Andriola
                               Title: Director


Date:  March 29, 1999          BY:    /s/Michael T. Marron
                                      --------------------
                               Name:  Michael T. Marron
                               Title: Director, President and
                                      Chief Financial Officer


Date:  March 29, 1999          BY:    /s/William T. McDermott
                                      -----------------------
                               Name:  William T. McDermott
                               Title: Vice President