Form 10-Q
period 1999-03-31
JETSTREAM II L P
filed 1999-05-17
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-16838
                                                 -------


                               JETSTREAM II, L.P.
                               ------------------
              Exact Name of Registrant as Specified in its Charter


          Virginia                                               84-1068932
          --------                                               ----------
State or Other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn.:  Andre Anderson                               10285
-------------------------------------                               -----
Address of Principal Executive Offices                            Zip code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

JETSTREAM II, L.P.

-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
-------------------------------------------------------------------------------
Assets
Aircraft, at cost                                $ 26,877,000      $ 26,877,000
Less accumulated depreciation                     (19,692,000)      (18,937,193)
                                                 ------------------------------
                                                    7,185,000         7,939,807
Cash and cash equivalents                           1,903,966         1,781,869
Accounts  receivable                                   45,000            45,000
-------------------------------------------------------------------------------
      Total Assets                               $  9,133,966      $  9,766,676
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    411,207      $    280,044
  Distribution payable                              1,653,966         1,084,395
  Deferred revenue                                    153,333           153,333
                                                 ------------------------------
      Total Liabilities                             2,218,506         1,517,772
                                                 ------------------------------
Partners' Capital (Deficit):
  General Partners                                   (882,019)         (868,684)
  Limited Partners (4,837,505 units outstanding)    7,797,479         9,117,588
                                                 ------------------------------
      Total Partners' Capital                       6,915,460         8,248,904
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital    $  9,133,966      $  9,766,676
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(868,684)   $ 9,117,588    $ 8,248,904
Net income                                  3,205        317,317        320,522
Distributions                             (16,540)    (1,637,426)    (1,653,966)
-------------------------------------------------------------------------------
Balance at March 31, 1999               $(882,019)   $ 7,797,479    $ 6,915,460
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM II, L.P.

-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Three months ended March 31,
                                                         1999              1998
-------------------------------------------------------------------------------
Income
Rental                                             $1,230,000        $1,230,000
Interest                                               25,189            23,042
Other                                                     560             2,753
                                                   ----------------------------
      Total Income                                  1,255,749         1,255,795
-------------------------------------------------------------------------------
Expenses
Depreciation                                          754,807           754,807
Management fees                                       115,146           111,842
General and administrative                             65,274            68,058
Operating                                                  --               524
                                                   ----------------------------
      Total Expenses                                  935,227           935,231
-------------------------------------------------------------------------------
      Net Income                                   $  320,522        $  320,564
===============================================================================
Net Income Allocated:
To the General Partners                            $    3,205        $    3,206
To the Limited Partners                               317,317           317,358
-------------------------------------------------------------------------------
                                                   $  320,522        $  320,564
===============================================================================
Per limited partnership unit
(4,837,505 outstanding)                                 $ .07             $ .07
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
For the three months ended March 31,
                                                          1999             1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                         $   320,522      $   320,564
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                         754,807          754,807
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts payable and accrued expenses              131,163           57,683
                                                   ----------------------------
Net cash provided by operating activities            1,206,492        1,133,054
-------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                  (1,084,395)      (1,113,369)
                                                   ----------------------------
Net cash used for financing activities              (1,084,395)      (1,113,369)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents              122,097           19,685
Cash and cash equivalents, beginning of period       1,781,869        1,810,843
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $ 1,903,966      $ 1,830,528
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM II, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 30, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft to an unaffiliated entity, SportHawk International, Inc. ("SportHawk") for a selling price of approximately $1,000,000. The selling price was determined pursuant to a lease negotiated with the buyer, which exercised its option to purchase the aircraft.

As a result of the sale, the General Partners intend to distribute the net proceeds therefrom (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the second quarter of 1999.

JETSTREAM II, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, JetStream II, L.P. (the "Partnership") had all six of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Boeing Capital Corporation ("BCC"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental").

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007 (two aircraft) and April 2007 (one aircraft). Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the August 1996 agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. In exchange for funding the cost of the hushkits, Northwest will be entitled to 50% of the proceeds from the eventual sale of the aircraft. The General Partners believe that the lease extensions and hushkitting of the engines will, in all likelihood, increase the value of the aircraft and will present the Partnership with more viable opportunities for the aircraft in the future.

The lease for the Partnership's B-727-200 with TWA was terminated on October 30, 1997. TWA had been leasing the aircraft on a month-to-month basis at a monthly lease rate of $32,500. Commencing November 1, 1997, the aircraft was re-leased to Boeing Capital Corporation ("BCC"), which subleased the aircraft to SportHawk. BCC paid the Partnership a monthly lease rate of $45,000. The primary term of the BCC lease was scheduled to expire on October 31, 1999. Pursuant to the terms of the lease, on April 30, 1999 SportHawk exercised its option to purchase the aircraft for a selling price of approximately $1,000,000 plus the remaining rent due under the lease. The Partnership received $243,000 for such rental payments due under the lease through October 31, 1999.

As a result of the sale, the General Partners intend to distribute the net proceeds therefrom (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the second quarter of 1999.

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

At March 31, 1999, the Partnership had unrestricted cash and cash equivalents of $1,903,966, compared to $1,781,869 at December 31, 1998.

On March 4, 1999, the Partnership paid a distribution to the Unitholders for the period from October 1, 1998 to December 31, 1998 in the amount of $1,084,395, or approximately $.22 per unit. At March 31, 1999, the Partnership had a distribution payable to Unitholders of $1,653,966, or approximately $.34 per unit. The distribution will be paid on or about May 24, 1999. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

JETSTREAM II, L.P.


Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three months ended March 31, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 1999 consisted of interest and other income.

For the three months ended March 31, 1999, the Partnership generated net income of $320,522, compared to net income of $320,564 for the corresponding period in 1998.

Rental income for the three months ended March 31, 1999 was $1,230,000, unchanged from March 31, 1998.

Interest income for the three months ended March 31, 1999 was $25,189, compared to $23,042 for the corresponding period in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period.

General and administrative expenses for the three months ended March 31, 1999 totaled $65,274, compared to $68,058 for the corresponding period in 1998. The slight decrease is due to lower printing and postage costs offset by higher professional fees.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

JETSTREAM II, L.P.


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



                               JETSTREAM II, L.P.


                               BY: JET AIRCRAFT LEASING INC.
                                   Administrative General Partner


Date:  May 17, 1999                BY:    /s/Michael T. Marron
                                          ------------------------
                                   Name:  Michael T. Marron
                                   Title: Director, President, and
                                          Chief Financial Officer