Form 10-Q
period 1999-06-30
JETSTREAM II L P
filed 1999-08-16
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

JETSTREAM II, L.P.

--------------------------------------------------------------------------------
BALANCE SHEETS
                                                    At June 30,   At December 31,
                                                          1999              1998
                                                    (unaudited)         (audited)
--------------------------------------------------------------------------------
Assets
Aircraft, at cost                                 $ 21,877,000      $ 26,877,000
Less accumulated depreciation                      (16,324,835)      (18,937,193)
                                                  ------------------------------
                                                     5,552,165         7,939,807
Cash and cash equivalents                            2,550,161         1,781,869
Accounts  receivable                                    45,977            45,000
--------------------------------------------------------------------------------
      Total Assets                                $  8,148,303      $  9,766,676
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $    486,956      $    280,044
  Distribution payable                               2,300,161         1,084,395
  Deferred revenue                                     153,333           153,333
                                                  ------------------------------
      Total Liabilities                              2,940,450         1,517,772
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partners                                    (687,786)         (868,684)
  Limited Partners (4,837,505 units outstanding)     5,895,639         9,117,588
                                                  ------------------------------
      Total Partners' Capital                        5,207,853         8,248,904
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $  8,148,303      $  9,766,676
================================================================================



-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(868,684)   $ 9,117,588    $ 8,248,904
Net income                                210,328        700,629        910,957
Distributions                             (29,430)    (3,922,578)    (3,952,008)
-------------------------------------------------------------------------------
Balance at June 30, 1999                $(687,786)   $ 5,895,639    $ 5,207,853
===============================================================================

See accompanying notes to the financial statements.

JETSTREAM II, L.P.

----------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three months ended June 30,     Six months ended June 30,
                                            1999            1998            1999          1998
----------------------------------------------------------------------------------------------
Income
Rental                                $1,140,000      $1,230,000      $2,370,000    $2,460,000
Interest                                  31,136          27,372          56,325        50,414
Other                                      3,620             905           4,180         3,658
                                      --------------------------------------------------------
     Total Income                      1,174,756       1,258,277       2,430,505     2,514,072
----------------------------------------------------------------------------------------------
Expenses
Depreciation                             629,891         754,807       1,384,698     1,509,614
Management fees                          103,856         111,396         219,002       223,238
General and administrative                53,024          55,951         118,299       124,009
Operating                                    800             800             800         1,324
                                      --------------------------------------------------------
     Total Expenses                      787,571         922,954       1,722,799     1,858,185
                                      --------------------------------------------------------
     Net income before gain
       on sale of aircraft               387,185         335,323         707,706       655,887
Gain on sale of aircraft                 203,251              --         203,251            --
----------------------------------------------------------------------------------------------
     Net Income                       $  590,436      $  335,323      $  910,957    $  655,887
==============================================================================================
Net Income Allocated:
To the General Partners               $  207,123      $    3,353      $  210,328    $    6,559
To the Limited Partners                  383,313         331,970         700,629       649,328
----------------------------------------------------------------------------------------------
                                      $  590,436      $  335,323      $  910,957    $  655,887
==============================================================================================
Per limited partnership unit
(4,837,505 outstanding)                    $ .08           $ .07           $ .14         $ .13
----------------------------------------------------------------------------------------------


See accompanying notes to the financial statements.

JETSTREAM II, L.P.

--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                            $   910,957    $   655,887
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                               (203,251)            --
  Depreciation                                          1,384,698      1,509,614
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                      (977)          (417)
    Accounts payable and accrued expenses                 169,607         40,752
                                                      --------------------------
Net cash provided by operating activities               2,261,034      2,205,836
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Cash received from sale of aircraft                     1,243,500             --
                                                      --------------------------
Net cash provided by investing activities               1,243,500             --
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                     (2,736,242)    (2,138,029)
                                                      --------------------------
Net cash used for financing activities                 (2,736,242)    (2,138,029)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 768,292         67,807
Cash and cash equivalents, beginning of period          1,781,869      1,810,843
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 2,550,161    $ 1,878,650
================================================================================
Supplemental Disclosure of Noncash Operating Activities
In connection with the sale of the aircraft, accrued resale fees in the amount of $37,305 has decreased the gain on the sale of the aircraft.
--------------------------------------------------------------------------------


See accompanying notes to the financial statements.

JETSTREAM II, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital (deficit) for the three and six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The General Partners are developing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan will require the approval of more than 50% of the unitholders entitled to vote. It is anticipated that a consent solicitation statement requesting such approval will be forwarded to investors during the third or fourth quarter of this year.

On April 30, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft to an unaffiliated entity, SportHawk International, Inc. ("SportHawk") for a selling price of $1,243,000 and the Partnership recognized a gain of $203,251. The selling price was determined pursuant to a lease negotiated with the buyer, which exercised its option to purchase the aircraft. As a result of the sale, the General Partners intend to distribute the net proceeds therefrom during the third quarter of 1999.

JETSTREAM II, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners are developing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan will require the approval of more than 50% of the unitholders entitled to vote. It is anticipated that a consent solicitation statement requesting such approval will be forwarded to investors during the third or fourth quarter of this year.

As of June 30, 1999, JetStream II, L.P. (the "Partnership") had all five of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental"). As discussed below, the aircraft which was leased to Boeing Capital Corporation ("BCC") was sold on April 30, 1999.

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

The lease for the Partnership's B-727-200 with TWA was terminated on October 30, 1997. TWA had been leasing the aircraft on a month-to-month basis at a monthly lease rate of $32,500. Commencing November 1, 1997, the aircraft was re-leased to BCC, which subleased the aircraft to SportHawk. BCC paid the Partnership a monthly lease rate of $45,000. The primary term of the BCC lease was scheduled to expire on October 31, 1999. Pursuant to the terms of the lease, on April 30, 1999 SportHawk exercised its option to purchase the aircraft for a selling price of approximately $1,243,000 and the Partnership recognized a gain of $203,251. As a result of the sale, the General Partners intend to distribute the net proceeds therefrom during the third quarter of 1999.

The lease with Delta for the Partnership's 737-200 advanced aircraft expires in September 1999. In accordance with the terms of the lease agreement, Delta pays the Partnership a monthly lease rate of $80,000 through September 1999. During the second quarter of 1999, Delta extended its lease through September 30, 2001. This lease extension requires Delta to pay the Partnership a monthly lease rate of $65,000 and to hushkit the plane.

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. Continental extended its lease to March 1999 and in October 1998, exercised its second option to renew this lease through March 2000, with the remaining terms of the lease unchanged.

At June 30, 1999, the Partnership had unrestricted cash and cash equivalents of $2,550,161, compared to $1,781,869 at December 31, 1998. The increase is due to the receipt of cash related to the sale of the aircraft.

On May 25, 1999, the Partnership paid a distribution to the Unitholders for the period from January 1, 1999 to March 31, 1999 in the amount of $1,651,847, or approximately $.34 per unit. At June 30, 1999, the Partnership had a distribution payable to Unitholders of $2,300,161, or approximately $.48 per unit. The distribution will be paid in August 1999. Of this amount, $.22 per unit represents a distribution of cash flow from operations and $.26 per unit represents a distribution of net sale proceeds. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

JETSTREAM II, L.P.


Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three and six months ended June 30, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the second quarter of 1999 consisted of interest and other income.

For the three and six months ended June 30, 1999, the Partnership generated net income of $404,484 and $910,957, compared to net income of $335,323 and $655,887 for the corresponding period in 1998. Net income for the 1999 period includes a gain on sale of aircraft in the amount of $203,251. Excluding this gain, Partnership operations resulted in income before gain on sale of aircraft of $387,115 and $707,707 for the three and six months ended March 31, 1999, respectively, compared with income before gain on sale of aircraft of $335,323 and $655,887 for the corresponding periods in 1998.

Rental income for the three and six months ended June 30, 1999 was $1,228,782 and $2,370,000, compared to rental income of $1,230,000 and $2,640,000 for the corresponding period in 1998.

Interest income for the three and six months ended June 30, 1999 was $31,136 and $56,325, compared to $27,372 and $50,414 for the corresponding period in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period resulting from the cash received on the sale of the aircraft.

General and administrative expenses for the three and six months ended June 30, 1999 and 1998 totaled $53,024 and $118,299, respectively, compared to $55,951 and $124,009 for the corresponding period in 1998. The slight decrease is due to lower printing and postage costs offset by higher professional fees.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)   Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                     JETSTREAM II, L.P.


                     BY: JET AIRCRAFT LEASING INC.
                         Administrative General Partner


Date:  August 16, 1999   BY:    /s/Michael T. Marron
                                ------------------------------------------------
                         Name:  Michael T. Marron
                         Title: Director, President, and Chief Financial Officer