Form 10-Q
period 1999-09-30
JETSTREAM II L P
filed 1999-11-15
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------

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

JETSTREAM II, L.P.


--------------------------------------------------------------------------------------------------
BALANCE SHEETS
                                                                At September 30,    At December 31,
                                                                           1999               1998
                                                                     (unaudited)          (audited)
--------------------------------------------------------------------------------------------------
Assets
Aircraft, at cost                                                  $ 21,877,000       $ 26,877,000
Less accumulated depreciation                                       (16,892,281)       (18,937,193)
                                                                   -------------------------------
                                                                      4,984,719          7,939,807
Cash and cash equivalents                                             1,256,709          1,781,869
Accounts  receivable                                                      2,227             45,000
--------------------------------------------------------------------------------------------------
      Total Assets                                                 $  6,243,655       $  9,766,676
==================================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                            $    664,820       $    280,044
  Distribution payable                                                  756,709          1,084,395
  Deferred revenue                                                      145,833            153,333
                                                                   -------------------------------
      Total Liabilities                                               1,567,362          1,517,772
                                                                   -------------------------------
Partners' Capital (Deficit):
  General Partners                                                     (695,008)          (868,684)
  Limited Partners (4,837,505 units outstanding)                      5,371,301          9,117,588
                                                                   -------------------------------
      Total Partners' Capital                                         4,676,293          8,248,904
--------------------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital                      $  6,243,655       $  9,766,676
==================================================================================================



--------------------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                                             General        Limited
                                                            Partners       Partners          Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $(868,684)   $ 9,117,588    $ 8,248,904
Net income                                                   212,580        923,529      1,136,109
Distributions                                                (38,904)    (4,669,816)    (4,708,720)
--------------------------------------------------------------------------------------------------
Balance at September 30, 1999                              $(695,008)   $ 5,371,301    $ 4,676,293
==================================================================================================

See accompanying notes to the financial statements.

JETSTREAM II, L.P.


--------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                 Three months ended September 30,   Nine months ended September 30,
                                              1999          1998                1999          1998
--------------------------------------------------------------------------------------------------
Income
Rental                                  $1,050,000    $1,230,000          $3,420,000    $3,690,000
Interest                                    29,784        23,652              86,108        74,066
Other                                        1,060         2,945               5,240         6,603
                                        ----------------------------------------------------------
      Total Income                       1,080,844     1,256,597           3,511,348     3,770,669
--------------------------------------------------------------------------------------------------
Expenses
Depreciation                               567,446       754,807           1,952,144     2,264,421
Management fees                             99,106       105,955             318,108       329,193
General and administrative                 189,140        63,441             307,438       187,450
Operating                                       --            --                 800         1,324
                                        ----------------------------------------------------------
      Total Expenses                       855,692       924,203           2,578,490     2,782,388
      Net income before gain
        on sale of aircraft                225,152       332,394             932,858       988,281
Gain on sale of aircraft                        --            --             203,251            --
--------------------------------------------------------------------------------------------------
      Net Income                        $  225,152    $  332,394          $1,136,109    $  988,281
==================================================================================================
Net Income Allocated:
To the General Partners                 $    2,252    $    3,324          $  212,580    $    9,883
To the Limited Partners                    222,900       329,070             923,529       978,398
--------------------------------------------------------------------------------------------------
                                        $  225,152    $  332,394          $1,136,109    $  988,281
==================================================================================================
Per limited partnership unit
(4,837,505 outstanding)                      $ .05         $ .07               $ .19         $ .20
--------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

JETSTREAM II, L.P.


--------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                               1999           1998
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                              $ 1,136,109    $   988,281
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain on sale of aircraft                                                 (203,251)            --
  Depreciation                                                            1,952,144      2,264,421
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                                      42,773             --
    Accounts payable and accrued expenses                                   347,471        (44,631)
    Deferred revenue                                                         (7,500)            --
                                                                        --------------------------
Net cash provided by operating activities                                 3,267,746      3,208,071
--------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Cash received from sale of aircraft                                       1,243,500             --
                                                                        --------------------------
Net cash provided by investing activities                                 1,243,500             --
--------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                                       (5,036,406)    (3,207,363)
                                                                        --------------------------
Net cash used for financing activities                                   (5,036,406)    (3,207,363)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (525,160)           708
Cash and cash equivalents, beginning of period                            1,781,869      1,810,843
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $ 1,256,709    $ 1,811,551
==================================================================================================
Supplemental Disclosure of Noncash Operating Activities
In connection with the sale of the aircraft, accrued resale fees in the amount of $37,305 has decreased the gain on the sale of the aircraft.
--------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

JETSTREAM II, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital (deficit) for the three and nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1998, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The General Partners have developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan requires the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999.

On April 30, 1999, the Partnership sold one of its B-727-200 non-advanced aircraft to an unaffiliated entity, SportHawk International, Inc. ("SportHawk") for a selling price of $1,243,000 and the Partnership recognized a gain of $203,251. The selling price was determined pursuant to a lease negotiated with the buyer, which exercised its option to purchase the aircraft. As a result of the sale, the Partnership paid a special cash distribution of $.26 per unit on August 31, 1999 representing a distribution of net sale proceeds.

JETSTREAM II, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership (the "Liquidation Plan"). Such Liquidation Plan requires the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999.

As of September 30, 1999, the Partnership had all five of its aircraft on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental"). As discussed below, the aircraft which was leased to Boeing Capital Corporation ("BCC") was sold on April 30, 1999.

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

Continental makes monthly lease payments to the Partnership of $180,000. The lease with Continental was originally scheduled to expire in March 1998. Continental extended this lease through September 2000, with the remaining terms of the lease unchanged.

At September 30, 1999, the Partnership had unrestricted cash and cash equivalents of $1,256,709, compared to $1,781,869 at December 31, 1998. The decrease is due to the distributions paid to the partners.

On August 31, 1999, the Partnership paid a distribution to Unitholders of $2,300,164, or approximately $.48 per Unit. Of this amount, $.22 per Unit represents a distribution of cash flow from operations and $.26 per Unit represents a distribution of net sale proceeds. At September 30, 1999 the Partnership had a distribution payable to Unitholders of $756,709 or approximately $.16 per Unit, which will be paid in November 1999. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

JETSTREAM II, L.P.


Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three and nine months ended September 30, 1999 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the third quarter of 1999 consisted of interest and other income.

For the three and nine months ended September 30, 1999, the Partnership generated net income of $225,152 and $1,136,109, compared to net income of $332,394 and $988,281 for the corresponding period in 1998. Net income for the 1999 period includes a gain on sale of aircraft in the amount of $203,251. Excluding this gain, Partnership operations resulted in income before gain on sale of aircraft of $225,152 and $932,858 for the three and nine months ended September 30, 1999, respectively, compared with income before gain on sale of aircraft of $332,394 and $988,281 for the corresponding periods in 1998.

Rental income for the three and nine months ended September 30, 1999 was $1,050,000 and $3,420,000, compared to rental income of $1,230,000 and
$3,690,000 for the corresponding period in 1998. The decrease was attributed to the sale of the aircraft to SportHawk on April 30, 1999.

Interest income for the three and nine months ended September 30, 1999 was $29,784 and $86,108, compared to $23,652 and $74,066 for the corresponding period in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period resulting from the cash received on the sale of the aircraft.

General and administrative expenses for the three and nine months ended September 30, 1999 and 1998 totaled $189,140 and $307,438, respectively, compared to $63,441 and $187,450 for the corresponding period in 1998. The increase is primarily due to higher partnership administrative servicing costs, and legal costs incurred in connection with the consent solicitation statement.


Part II     Other Information

Items 1-3   Not applicable.

Item 4      Submission of Matters to a Vote of Security Holders.

            On October 15, 1999, the Partnership mailed a Notice of Consent Solicitation and Consent Solicitation Statement to unitholders whereby the General Partners proposed the liquidation of the Partnership. The liquidation consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Plan of Liquidation and Dissolution; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and (3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Plan of Liquidation and Dissolution and the Joint Marketing Agreement to complete the foregoing on the terms described in the consent solicitation statement. The Consent Solicitation is expected to terminate at 5:00 p.m. on November 19, 1999, unless the General Partners extend such time in their sole discretion.

Item 5      Not applicable.

JETSTREAM II, L.P.


Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



                           JETSTREAM II, L.P.


                           BY:  JET AIRCRAFT LEASING INC.
                                Administrative General Partner


Date:  November 15, 1999        BY:    /s/Michael T. Marron
                                       --------------------------------
                                Name:  Michael T. Marron
                                Title: Director, President, and
                                       Chief Financial Officer