Form 10-K
period 1999-12-31
JETSTREAM II L P
filed 2000-03-31
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             Annual Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1999
                                           -----------------

                                      or

              Transition Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

             For the transition period from             to
                                            -----------    -----------

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

Annual Report to Unitholders for the year ended December 31, 1999 (Portions of Parts I, II, III & IV).

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

Although the Partnership was organized on October 15, 1987, the Partnership conducted no activities and recognized no revenues, profits or losses prior to January 14, 1988, at which time the Partnership commenced operations. During the period between January 15, 1988 and February 25, 1988 the Partnership acquired for cash nine used commercial aircraft (together, the "Aircraft"). As of December 31, 1999, the Partnership had five of the nine original Aircraft remaining in its portfolio. For a description of the investments in the Aircraft, please refer to the Message to Investors and Note 4 to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

Narrative Description of Business
---------------------------------
The Partnership is engaged in liquidating a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers.

The General Partners are implementing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 1999 (the "Liquidation Plan"). The Liquidation Plan consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Liquidation Plan; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and
(3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Liquidation Plan and the Joint Marketing Agreement to complete the foregoing. The Liquidation Plan required the approval of more than 50% of the limited partner units entitled to vote. A consent solicitation statement requesting such approval was forwarded to investors on October 15, 1999. On November 19, 1999, the Partnership received the required approval from the unitholders, and the General Partners have begun to implement the Liquidation Plan by actively marketing the aircraft for sale during the first quarter of 2000, on the terms described in the consent solicitation statement. Once the Partnership's aircraft are sold, the Partnership's liabilities will be paid, the sales proceeds will be distributed to the unitholders and the Partnership will be terminated and will cease to exist. If the unitholders had not approved the Liquidation Plan, then, according to the Partnership's Limited Partnership Agreement dated November 10, 1987, the Partnership would be required to dissolve and distribute all of its assets not later than December 31, 2027.

The following table describes the Partnership's portfolio of Aircraft as of December 31, 1999. This table provides certain operational statistics and estimated market values for the Aircraft in the portfolio. The estimated market values of the Aircraft are affected by, and subject to, future changes in a variety of factors, including, but not limited to, the Aircraft's usage, age and lease rate, the credit worthiness of the lessee, government maintenance and noise regulations and the supply and demand of aircraft in the market place with similar lift capacity. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and Item 8 - Financial Statements and Supplementary Data (Note 4 to the Financial Statements) for additional information on the lease terms for each Aircraft. Reference is also made to the Message to Investors section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 for an overview of the aircraft leasing industry.

                                                            Estimated                                 Cumulative   Cumulative
Aircraft Model                 Acquisition    Net Book       Market          Lease          Noise      Flight        Flight
Year Delivered     Lessee        Cost (1)     Value (2)     Value (3)    Expiration (4)  Compliance   Cycles (5)    Hours (5)
-----------------------------------------------------------------------------------------------------------------------------
B-737-200        Delta         $14,380,390   $  503,314    $ 3,274,000         9/30/01      Stage 3    40,692 (a)   60,795 (a)
  1979

DC-9-30          Northwest     $ 7,230,460   $  561,994    $ 2,125,000 (6)     1/31/07      Stage 3    78,953 (b)   77,410 (b)
  1968

DC-9-30          Northwest     $ 7,230,460   $  561,994    $ 2,125,000 (6)     1/31/07      Stage 3    67,715 (b)   65,541 (b)
  1970

DC-9-30          Northwest     $ 7,230,461   $  561,994    $ 2,165,000 (6)     1/31/07      Stage 3    63,514 (b)   68,779 (b)
  1970

MD-80 Series     Continental   $27,313,020   $2,731,302    $13,646,000         9/15/00      Stage 3    19,496 (c)   39,796 (c)
  1986                         -----------   ----------    -----------

TOTALS                         $63,384,791   $4,920,598    $23,335,000
                               ===========   ==========    ===========

-----------------------------------------------------------------------------------------------------------------------------

NOTES:

(1) Includes a 1.5% fee paid to the Managing General Partner at the acquisition of the Aircraft. Totals do not include aircraft which have been sold.

(2) As of December 31, 1999.

(3) Estimated market values for the Aircraft are based upon annual independent appraisals as of December 31, 1999, which are subject to a variety of assumptions. Additionally, there can be no assurance that the Partnership would receive an amount equal to the market value shown above upon the sale of any of the Aircraft.

(4) Lease expiration dates do not include renewal options.

(5) Data as of (a)  November 12, 1999
               (b)  November 16, 1999
               (c)  December 2, 1999

(6) Pursuant to the lease, Northwest is entitled to 50% of the sales proceeds.

The General Partners are currently implementing a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership. See Items 1 and 4 for a description of the Liquidation Plan.

Aging Aircraft Maintenance
-------------------------- - The Federal Aviation Administration (the "FAA"), acting on recommendations from industry trade groups, has adopted a series of Airworthiness Directives ("AD's") for certain Boeing and McDonnell Douglas aircraft models. AD's are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In addition to mandating more intensive inspections of certain structural components, including the fuselage, wing and tail sections, certain of these AD's mandate that structural modifications to certain aircraft be completed within specified periods, generally not less than 48 months from the effective date of the relevant AD. Aircraft are generally subject to these structural modification requirements based on flight cycle, flight hour and chronological age thresholds.

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

In negotiating the sale of the aircraft now owned by the Partnership, the Partnership may be required to bear some or all of the costs of compliance with future AD's or AD's that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect on the Partnership of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost to the Partnership of such compliance may be reduced to the extent that current or future lessees of the Partnership's Aircraft effect such modifications under the terms of the current or future operating leases.

Aircraft Noise
-------------- - Beginning in 1985, the FAA and various airport industry task forces released reports suggesting various alternatives for reducing the number of Stage 2 aircraft operating in the United States, including a proposed requirement to bring all aircraft operating in the United States into compliance with Stage 3 requirements in the 1990s or shortly thereafter. The FAA has categorized aircraft types according to engine noise decibel levels. Stage 2 aircraft, which have the higher noise level, are no longer allowed to operate from most civil airports in the United States as of December 31, 1999. Stage 3 aircraft meet current FAA requirements.

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

All of the aircraft currently owned by the Partnership are Stage 3 compliant. Northwest has hushkitted all three of its DC-9-30s. Northwest has agreed to fund the cost of the hushkitting and, in turn, will be entitled to 50% of the proceeds from the eventual sale of the aircraft. Delta Airlines, pursuant to a lease extension, hushkitted the 737-200 on lease to Delta.

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

The General Partners' ability to sell the Aircraft owned by the Partnership is dependent upon among other factors: (a) general economic conditions and economic conditions affecting the airline industry in particular; (b) the current operating profile of the aircraft, encompassing the age of the aircraft and the number of hours and cycles flown and compliance with all issued AD's as well as the general maintenance conditions of the aircraft; (c) the current fleet plans of the major end-users of the aircraft type; (d) any costs required to refurbish aircraft and to reconfigure aircraft to comply with all issued AD's and to conform with similar aircraft within a potential purchaser's fleet; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the purchasers of other similar aircraft from the Partnership's competition; and (g) the ability of the Managing General Partner to effectively market the aircraft.

Employees
---------
The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursement of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Note 6 to the Financial Statements contained in
Item 8 - Financial Statements and Other Supplementary Data for a discussion of the fees and reimbursable expenses paid to the General Partners and their affiliates.


Item 2.   Properties

Incorporated herein by reference to Item 1 - Business of this Annual Report on Form 10-K, and Item 8 - Financial Statements and Supplementary Data (Note 4 to the Financial Statements).


Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the General Partners or the Partnership is a party or to which its assets are subject.


Item 4.   Submission of Matters to a Vote of Security Holders

On October 15, 1999, the Partnership mailed a Notice of Consent Solicitation and Consent Solicitation Statement to unitholders whereby the General Partners proposed the liquidation of the Partnership. The liquidation consists of: (1) the sale of all of the Partnership's assets and the dissolution of the Partnership pursuant to the proposed Liquidation Plan; (2) the amendment of the Partnership Agreement to permit the engagement of the General Partners to market and sell the assets of the Partnership for a fee pursuant to the terms of the Joint Marketing Agreement, dated July 13, 1999, among each of the General Partners and the Partnership; and (3) the grant of authority to the General Partners to take any action necessary or incidental and consistent with the Partnership Agreement, the Liquidation Plan and the Joint Marketing Agreement to complete the foregoing on the terms described in the Consent Solicitation Statement. The Consent Solicitation terminated at 5:00 p.m. on November 19, 1999. The Partnership received the required approval from the limited partner units entitled to vote. The result of the voting was as follows:

                           Number of Units     Percentage
                           ---------------     ----------
          For                 2,858,211           59.08%
          Against               106,195            2.20%
          Abstain                29,530             .61%

The remaining units of the Partnership did not vote on the Liquidation.


                                     PART II

Item 5. Market for Partnership's Limited Partnership Interest and Related Security Holder Matters

The Units represent the economic rights attributable to limited partnership interests in the Partnership.

There is no established public trading market for the purchase and sale of Units. As of December 31, 1999, the number of Unitholders was 6,816.

Per Unit cash distributions paid to the Limited Partners for the two years ended December 31, 1999 are presented in the table below.

                  First     Second     Third     Fourth
                Quarter    Quarter   Quarter    Quarter     Total
          -------------------------------------------------------
          1998    $.210     $ .219     $.221     $ .222    $ .872
          1999    $.339     $ .472*    $.154     $ .155    $1.120

* Represents cash distributions from operations totaling approximately $0.26 per Unit and a return of capital from the sale of the aircraft formerly leased to Boeing Capital Corporation of approximately $0.22 per Unit. See Item 7 for a discussion of such Sale.

Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.


Item 6.   Selected Financial Data

                                           1999          1998          1997          1996          1995
-------------------------------------------------------------------------------------------------------
Rental Revenues                     $ 4,470,000   $ 4,920,000   $ 4,795,000   $ 4,770,000   $ 4,927,500
Total Expenses                        3,621,938     3,740,075     3,720,073     4,594,089     5,688,047
Net Income                            2,166,561     1,285,470     1,196,140       485,267       608,971
Net Income per Limited
  Partnership Unit(1)                       .26           .26           .24           .10           .12
Total Assets                          6,606,154     9,766,676    12,814,880    16,175,937    23,457,938
Partners' Capital                     4,951,155     8,248,904    11,219,359    14,589,989    22,036,571
Net Cash Provided by
  Operating Activities                4,101,087     4,255,925     4,444,031     5,293,635     4,560,125
Cash Distributions per Unit(1)(2)          1.12           .87           .93          1.63           .94
-------------------------------------------------------------------------------------------------------

     (1)  4,837,505 units outstanding
     (2) Distribution amounts are reflected in the year for which they are declared. The Partnership's fourth quarter cash distribution is usually paid in early February of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The General Partners developed a plan to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 2000 (the "Liquidation Plan"). On November 19, 1999, the Partnership received the required approval from limited partner units entitled to vote on the Liquidation Plan and the General Partners have begun to implement the Plan by actively marketing the aircraft for sale during the first quarter of 2000, in accordance with the terms approved by the unitholders. See Item 4 for a description of the Liquidation.

As a result of the approval of the Liquidation Plan, the Partnership has designated its aircraft as assets held for sale and has ceased to record depreciation expense related to those assets as of the date of approval. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, all of the Partnership's aircraft are reported at the lower of carrying amount or fair value less costs to sell.

The General Partners received bids for several of the planes and recently signed two letters of intent, one for the sale of the Partnership's 737-200 advanced aircraft and another for the three DC-9-30 aircraft. Contracts are currently being negotiated with the prospective purchasers and it is anticipated that these four planes will be sold during the second quarter of 2000. However, there can be no assurance that the sales will close within this timeframe, or that the Partnership will receive the estimated market values for the remaining aircraft. In addition, the General Partners continue to market the remaining aircraft. Once the aircraft are sold, the Partnership's liabilities will be paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

As of December 31, 1999, all five of the Partnership's aircraft were on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental"). As discussed below, the aircraft which was leased to Boeing Capital Corporation ("BCC") was sold on April 30, 1999.

The leases for the Partnership's three DC-9-30 aircraft expire in January 2007. Northwest pays the Partnership a monthly lease rate of $35,000 per aircraft. As part of the August 1996 agreement to extend these leases, Northwest agreed to hushkit each aircraft prior to December 31, 1999. In exchange for funding the cost of the hushkits, Northwest will be entitled to 50% of the proceeds from the eventual sale of the aircraft. The General Partners believe that the lease extensions and hushkitting of the engines will, in all likelihood, increase the value of the aircraft and will present the Partnership with more viable opportunities for the aircraft in the future.

Commencing November 1, 1997, the Partnership's B-727-200 aircraft was re-leased to BCC, which subleased the aircraft to SportHawk. BCC paid the Partnership a monthly lease rate of $45,000. The primary term of the BCC lease was scheduled to expire on October 31, 1999. Pursuant to the terms of the lease, on April 30, 1999 SportHawk exercised its option to purchase the aircraft for a selling price of approximately $1,243,000 and the Partnership recognized a gain of $1,206,195.

The lease with Delta for the Partnership's 737-200 advanced aircraft called for a monthly lease rate of $80,000, and expired in September 1999. During the second quarter of 1999, Delta extended its lease through September 30, 2001. This lease extension requires Delta to pay the Partnership a monthly lease rate of $65,000 and to hushkit the plane, which was completed prior to year end 1999.

Continental makes monthly lease payments of $180,000 for the Partnership's MD-80 Series aircraft. The lease with Continental was originally scheduled to expire in March 1998. Continental extended this lease through September 2000, with the remaining terms of the lease unchanged.

At December 31, 1999, the Partnership had unrestricted cash and cash equivalents of $1,333,331, compared to $1,781,869 at December 31, 1998. The decrease is due to the payment of distributions and decreased rental revenue resulting from the sale of one plane.

On August 31, 1999, the Partnership paid a distribution to Unitholders of $2,300,164, or approximately $.48 per Unit. Of this amount, $.22 per Unit represents a distribution of cash flow from operations and $.26 per Unit represents a distribution of net sale proceeds from the sale of the aircraft. At December 31, 1999 the Partnership had a distribution payable to Unitholders of $755,580 or approximately $.16 per Unit, which was paid on March 1, 2000. Future cash distributions will be determined on a quarterly basis after an evaluation of the Partnership's current and expected financial position.

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

Results of Operations

1999 compared to 1998
---------------------

For the year ended December 31, 1999, the Partnership generated net income of $2,166,561 compared to net income of $1,285,470 in 1998. Net income for the 1999 period includes a gain on sale of aircraft in the amount of $1,206,195. Excluding this gain, Partnership operations resulted in income before gain on sale of aircraft of $960,366 for the year ended December 31, 1999, compared with $1,285,470 in 1998. The decrease in net income is primarily due to lower rental income, higher general and administrative expense and lower depreciation expense.

Rental income for the year ended December 31, 1999 was $4,470,000, compared to rental income of $4,920,000 in 1998. The decrease is primarily attributable to the sale of the aircraft to Sport Hawk on April 30, 1999.

Interest income for the year ended December 31, 1999 was $106,314, compared to $97,191 in 1998. The increase is primarily attributable to an increase in the Partnership's average cash balances during the 1999 period resulting from the cash received on the sale of the aircraft.

Depreciation expense totaled $2,669,210 for the year ended December 31, 1999 compared to $3,019,230 in fiscal 1998. The reduction is due to the fact that the Partnership ceased recording depreciation on November 19, 1999, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Management fees totaled $407,557 for the year ended December 31, 1999 compared to $444,005 in 1998. The decrease is primarily attributable to the decrease in rental income.

General and administrative expenses for the year ended December 31, 1999 totaled $544,370, compared to $275,515 in 1998. The increase is primarily due to an increase in legal and other fees related to the Liquidation Plan.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference to the information presented under "Market Risk" of Item 7 of this Annual Report on Form 10-K.


Item 8.   Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 included in Exhibit 13 to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners are as follows:

       Jet Aircraft Leasing Inc.
       -------------------------

       Name                      Office
       ----                      ------
       Michael T. Marron         Director, President and Chief Financial Officer
       Rocco F. Andriola         Director, Vice President

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

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

       CIS Aircraft Partners, Inc.
       ---------------------------

       Name                      Office
       ----                      ------
       Michael L. Rosen          President
       Robin A. Konicek          Vice President

In 1989, Continental Information Systems Corporation, and certain of its subsidiaries, including CIS Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. As described below, various directors and executive officers of CAP hold similar positions for Continental Information Systems Corporation, CIS Corporation and such subsidiaries.

In November 1994, the Bankruptcy Court for the Southern District of New York confirmed the Trustee's Proposed Joint Plan of Reorganization. The approved Plan became effective on December 21, 1994. As a result of the reorganization, the Directors and Officers of CAP resigned from and took on various directorships for Continental Information Systems Corporation, CIS Corporation and their subsidiaries.

Michael L. Rosen, 41, is Director, President and Chief Executive Officer of Continental Information Systems Corporation, the parent holding company of CIS Aircraft Partners, Inc. Mr. Rosen is also the controlling stockholder and since June 1996, the Chief Executive Officer of Oscar Gruss & Son Incorporated, a member firm of the New York Stock Exchange, Inc. Prior to 1996, Mr. Rosen operated a variety of real estate development projects and multi-family rental properties in which he still has interests.

Robin A. Konicek, 43, is a Vice President of CIS Aircraft Partners, Inc. and is responsible for domestic and international aircraft marketing. She has been active in the financing, trading and management of aircraft since 1982. Prior to joining CIS in 1986, Ms. Konicek was a Vice President of Crocker Bank Airlines and Aerospace Group, with major responsibility for developing the U.S. market. She holds an A.B. from Stanford University and an M.B.A. from the University of California, Los Angeles.


Item 11.  Executive Compensation

No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners
     -----------------------------------------------  As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership.

(b)  Security ownership of management
     -------------------------------- The Partnership has no directors or officers, and neither of the General Partners of the Partnership owns any Units. The Assignor Limited Partners for the Partnership, CIS Assignor L.P.A., Inc. (an affiliate of CAP), owns 5 Units of the Partnership.

     None of the directors or officers of the General Partners owned any Units as of December 31, 1999.

(c)  Changes in Control
     ------------------ Other than as described herein, the Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The General Partners and their affiliates received or will receive certain types of compensation, fees, or other distributions in connection with the operation of the Partnership. The fees and compensation were not determined by, and may not necessarily reflect, arm's length negotiations. In addition, pursuant to the Liquidation Plan and a Joint Marketing Agreement, dated July 13, 1999 among CIS Aircraft Partners, Inc., Jet Aircraft Leasing, Inc. and the Partnership, the Partnership Agreement has been amended to provide for the payment to the General Partners of a marketing and sales fee not to exceed 3% of the sales price of the aircraft sold in the liquidation. None of the officers and directors of the General Partners received any compensation from the Partnership. During 1998 and 1997, certain administrative expenses incurred in servicing the Partnership, which were voluntarily absorbed by affiliates of Jet Aircraft Leasing Inc. in prior periods, were reimbursable to Jet Aircraft Leasing Inc. and its affiliates. For additional information on fees paid to the General Partners and affiliates, see Item 8 - Financial Statements and Supplementary Data (Note 6 of the Notes to the Financial Statements).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  1.   Financial Statements:

          Balance Sheets - December 31, 1999 and 1998                     (1)

          Statements of Partners' Capital (Deficit) - For the years
          ended December 31, 1999, 1998 and 1997                          (1)

          Statements of Operations - For the years ended
          December 31, 1999, 1998 and 1997                                (1)

          Statements of Cash Flows - For the years ended
          December 31, 1999, 1998 and 1997                                (1)

          Notes to Financial Statements                                   (1)

          Report of Independent Public Accountants                        (1)

          (1) Incorporated by reference from the Partnership's Annual Report to Unitholders for the year ended December 31, 1999.

    2.    Financial Statement Schedules:
          No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

    3.    Exhibits:

          (2) Plan of Liquidation and Dissolution of JetStream II, LP. dated as of November 20, 1999.

          (3a) Limited Partnership Agreement, dated November 10, 1987 (Incorporated by reference to the Partnership's Prospectus filed with the Commission on April 17, 1987, as amended.)

          (3b) Amendment No. 1 to the Limited Partnership Agreement, dated November 20, 1999.

          (4)   Depositary Agreement (Incorporated by reference to Exhibit
                4.5 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

          (10a) Escrow Agreement (Incorporated by reference to Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 filed with the Commission on April 17, 1987.)

          (10b) Joint Marketing Agreement, dated July 13, 1999 among CIS Aircraft Partners, Inc., Jet Aircraft Leasing, Inc. and JetStream II, L.P.
          (13)  Annual Report to Unitholders for the year ended
                December 31, 1999.

          (27)  Financial Data Schedule

(b) The Partnership filed no current reports on Form 8-K during the fourth quarter of the period covered on this Report.

     On January 5, 2000, the Partnership filed a Current Report on Form 8-K reporting the results of the Consent Solicitation to approve a Partnership Liquidation Plan.

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



                               JETSTREAM II, L.P.

                               BY: Jet Aircraft Leasing Inc.
                                   Administrative General Partner


Date:  March 31, 2000              BY:    /s/Michael T. Marron
                                          --------------------
                                   Name:  Michael T. Marron
                                   Title: Director, President and
                                          Chief Financial Officer



                               BY: CIS Aircraft Partners, Inc.
                                   Managing General Partner


Date:  March 31, 2000              BY:    /s/Michael L. Rosen
                                          -------------------
                                   Name:  Michael L. Rosen
                                   Title: Director and President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               BY: CIS Aircraft Partners, Inc.
                                   A General Partner


Date:  March 31, 2000              BY:    /s/Michael L. Rosen
                                          -------------------
                                   Name:  Michael L. Rosen
                                   Title: Director and President



Date:  March 31, 2000              BY:    /s/Robin A. Konicek
                                          -------------------
                                   Name:  Robin A. Konicek
                                   Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   JET AIRCRAFT LEASING INC.
                                   A General Partner


Date:  March 31, 2000              BY:    /s/Michael T. Marron
                                          --------------------
                                   Name:  Michael T. Marron
                                   Title: Director, President and
                                          Chief Financial Officer


Date:  March 31, 2000              BY:    /s/Rocco F. Andriola
                                          --------------------
                                   Name:  Rocco F. Andriola
                                   Title: Director, Vice President