Form 10-Q
period 2000-03-31
JETSTREAM II L P
filed 2000-05-15
CIK 831331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

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

JETSTREAM II, L.P.


-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         2000              1999
                                                   (unaudited)
-------------------------------------------------------------------------------
Assets
Aircraft held for sale                            $ 5,270,597       $ 5,270,597
Cash and cash equivalents                           1,503,761         1,333,331
Accounts receivable                                    12,726             2,226
-------------------------------------------------------------------------------
      Total Assets                                $ 6,787,084       $ 6,606,154
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses (Note 6)  $   864,373       $   753,586
  Distribution payable                                926,033           755,580
  Deferred revenue                                    145,833           145,833
                                                  -----------------------------
      Total Liabilities                             1,936,239         1,654,999
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                     (5,477)          (4,474)
  Limited Partners (4,837,505 units outstanding)    4,856,322         4,955,629
                                                  -----------------------------
      Total Partners' Capital                       4,850,845         4,951,155
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $ 6,787,084       $ 6,606,154
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the three months ended March 31, 2000
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1999          $    (4,474)   $ 4,955,629    $ 4,951,155
Net income                                  8,257        817,466        825,723
Distributions                              (9,260)      (916,773)      (926,033)
-------------------------------------------------------------------------------
Balance at March 31, 2000             $    (5,477)   $ 4,856,322    $ 4,850,845
===============================================================================


See accompanying notes to the financial statements.                            2

JETSTREAM II, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
Three months ended March 31,
                                                            2000           1999
-------------------------------------------------------------------------------
Income
Rental                                               $ 1,050,000    $ 1,230,000
Interest                                                  23,932         25,189
Other                                                     11,425            560
                                                     --------------------------
      Total Income                                     1,085,357      1,255,749
-------------------------------------------------------------------------------
Expenses
Depreciation                                                  --        754,807
Management fees                                           93,619        115,146
General and administrative                               166,015         65,274
                                                     --------------------------
      Total Expenses                                     259,634        935,227
-------------------------------------------------------------------------------
      Net Income                                     $   825,723    $   320,522
===============================================================================
Net Income Allocated:
To the General Partners                              $     8,257    $     3,205
To the Limited Partners                                  817,466        317,317
-------------------------------------------------------------------------------
                                                     $   825,723    $   320,522
===============================================================================
Per limited partnership unit
(4,837,505 outstanding)                                    $ .17          $ .07
-------------------------------------------------------------------------------


See accompanying notes to the financial statements.                            3

JETSTREAM II, L.P.


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                            2000           1999
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                           $   825,723    $   320,522
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                --        754,807
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                  (10,500)            --
    Accounts payable and accrued expenses                110,787        131,163
                                                     --------------------------
Net cash provided by operating activities                926,010      1,206,492
-------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Cash distributions                                      (755,580)    (1,084,395)
                                                     --------------------------
Net cash used for financing activities                  (755,580)    (1,084,395)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                170,430        122,097
Cash and cash equivalents, beginning of period         1,333,331      1,781,869
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 1,503,761    $ 1,903,966
===============================================================================


See accompanying notes to the financial statements.                            4

JETSTREAM II, L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1999 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and the statement of partners' capital (deficit) for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1999, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 7, 2000, April 14, 2000 and April 20, 2000, the Partnership sold three of its DC-9-30 aircraft, previously on lease to Northwest, to an unaffiliated entity for a gross selling price of $2,083,333 per aircraft. As part of the August 1996 agreement with Northwest to extend certain leases, the lessee agreed to hushkit each aircraft. In exchange for this agreement, the lessee will be entitled to 50% of the proceeds from the eventual sale of the associated aircraft. These amounts have not been recognized as a liability in the accompanying financial statements as of March 31, 2000 but are estimated to be approximately $3.1 million.

In addition, on April 17, 2000, the Partnership sold its 737-200 aircraft, previously leased to Delta, to an unaffiliated entity for a gross selling price of $4,350,000.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners signed a letter of intent for the remaining plane, an MD-80 Series aircraft. A contract is currently being negotiated with the prospective purchaser and it is anticipated that the remaining aircraft will be sold during the second quarter of 2000. However, there can be no assurance that the sale will close within this timeframe, or that the Partnership will receive the estimated market value for the remaining aircraft. Once the aircraft are sold and the Partnership's liabilities are paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

JETSTREAM II, L.P.


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Partnership's five aircraft were all on-lease. Three aircraft were on-lease to Northwest Airlines, Inc. ("Northwest"), one aircraft was on-lease to Delta Air Lines, Inc. ("Delta"), and one aircraft was on-lease to Continental Airlines, Inc. ("Continental").

The General Partners have implemented a plan, by actively marketing the aircraft, to sell the Partnership's remaining aircraft and subsequently terminate the Partnership pursuant to a Plan of Liquidation and Dissolution dated November 20, 1999 (the "Liquidation Plan").

As a result of the approval of the Liquidation Plan, the Partnership has designated its aircraft as assets held for sale and has ceased to record depreciation expense related to those assets as of November 19, 1999, the date of approval. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, all of the Partnership's aircraft are reported at the lower of carrying amount or fair value less costs to sell.

On April 7, 2000, April 10, 2000 and April 20, 2000, the Partnership sold three of its DC-9-30 aircraft, previously on lease to Northwest, to an unaffiliated entity for a gross selling price of $2,083,333 per aircraft. As part of the August 1996 agreement with Northwest to extend certain leases, the lessee agreed to hushkit each aircraft. In exchange for this agreement, the lessee is entitled to 50% of the proceeds from the eventual sale of the associated aircraft. These amounts have not been recognized as a liability in the accompanying financial statements as of March 31, 2000 but are estimated to be approximately $3.1 million.

In addition, on April 17, 2000, the Partnership sold its 737-200 aircraft, previously leased to Delta, to an unaffiliated entity for a gross selling price of $4,350,000.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners signed a letter of intent for the remaining plane, an MD-80 Series aircraft. A contract is currently being negotiated with the prospective purchaser and it is anticipated that the remaining aircraft will be sold during the second quarter of 2000. However, there can be no assurance that the sale will close within this timeframe, or that the Partnership will receive the estimated market value for the remaining aircraft. Once the aircraft are sold and the Partnership's liabilities are paid, the sales proceeds will be distributed to the Limited Partners and the Partnership will cease to exist. Winding up the Partnership can be a complex process which may depend on a number of factors, and some of these factors may be beyond the General Partners' control.

Continental makes monthly lease payments of $180,000 for the Partnership's MD-80 Series aircraft. The lease with Continental is currently scheduled to expire in September 2000.

At March 31, 2000, the Partnership had unrestricted cash and cash equivalents of $1,503,761, compared to $1,333,331 at December 31, 1999. The increase is due to cash provided by operations exceeding cash distributions.

At March 31, 2000, the Partnership had a distribution payable to Unitholders of $926,023 or approximately $.20 per Unit, which will be paid during the month of May 2000. At December 31, 1999, the Partnership had a distribution payable to Unitholders of $755,580 or approximately $.16 per Unit, which was paid on March 1, 2000. In light of the Partnership's Liquidation Plan, quarterly cash distributions will be suspended beginning with the second quarter distribution scheduled to be paid in August 2000.

JETSTREAM II, L.P.


Results of Operations
---------------------

Substantially all of the Partnership's revenue for the three months ended March 31, 2000 was generated from the leasing of the Partnership's aircraft to commercial air carriers under triple net operating leases. The balance of the Partnership's revenue during the first quarter of 2000 consisted of interest and other income.

For the three months ended March 31, 2000, the Partnership generated net income of $825,723, compared to net income of $320,522 for the corresponding period in 1999.

Rental income for the three months ended March 31, 2000 was $1,050,000, compared to rental income of $1,230,000 for the corresponding period in 1999. The decrease is due to a reduction in Delta's monthly rental and the sale of the B727-200 aircraft in 1999.

Interest income for the three months ended March 31, 2000 was $23,932, compared to $25,189 for the corresponding period in 1999. The decrease is primarily attributable to lower average cash balances.

During 1999, the aircraft was designated as "held for sale," consequently there was no depreciation expense for the period ended March 31, 2000 compared to $754,807 in the 1999 period. The reduction is due to the fact that the Partnership ceased recording depreciation on November 19, 1999, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three months ended March 31, 2000 totaled $166,015, compared to $65,274 for the corresponding period in 1999. The increase is due to expenses incurred in implementing the Liquidation Plan.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -
               --------

               (27) Financial Data Schedule

           (b) Reports on Form 8-K -
               -------------------

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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



                     JETSTREAM II, L.P.


                     BY: JET AIRCRAFT LEASING INC.
                         Administrative General Partner


Date:  May 15, 2000      BY:    /s/Michael T. Marron
                                ------------------------------------------------
                         Name:  Michael T. Marron
                         Title: Director, President, and Chief Financial Officer